Form 10-Q
period 1995-06-30
IEA MARINE CONTAINER INCOME FUND V-B
filed 1995-08-11
CIK 727048

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995

                                       OR

/ /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM       TO
                                                          -----    -----



                         Commission file number 0-13432

                     IEA MARINE CONTAINER INCOME FUND V(B)
             (Exact name of registrant as specified in its charter)


          California                                           94-2911066
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

         444 Market Street, 15th Floor, San Francisco, California 94111
         (Address of principal executive offices)            (Zip Code)

                                 (415) 677-8990
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X .  No    .
                                        ---      ---

                     IEA MARINE CONTAINER INCOME FUND V(B)

                     REPORT ON FORM 10-Q FOR THE QUARTERLY
                           PERIOD ENDED JUNE 30, 1995

                               TABLE OF CONTENTS


                                                                                                       PAGE
PART I - FINANCIAL INFORMATION

 Item 1.  Financial Statements

          Balance Sheets - June 30, 1995 (unaudited) and December 31, 1994                               2

          Statements of Operations for the three and six months ended June 30, 1995 and 1994             3
          (unaudited)

          Statements of Cash Flows for the six months ended June 30, 1995 and 1994                       4
          (unaudited)

          Notes to Financial Statements (unaudited)                                                      5

 Item 2.  Management's Discussion and Analysis of Financial Condition and Results of                     7
          Operations


PART II - OTHER INFORMATION

 Item 6.  Exhibits and Reports on Form 8-K                                                               9

                         PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements

          Presented herein are the Registrant's balance sheets as of June 30, 1995 and December 31, 1994, statements of operations for the three and six months ended June 30, 1995, and 1994, and statements of cash flows for the six months ended June 30, 1995, and 1994.

                     IEA MARINE CONTAINER INCOME FUND V(B)

                                 BALANCE SHEETS

                                  (UNAUDITED)


                                                                   June 30,          December 31,
                                                                    1995                1994
                                                                 ----------         -------------
                  Assets
                  ------

Current assets:
   Cash, includes $111,635 at June 30, 1995 and $102,749
      at December 31, 1994 in interest-bearing accounts          $  123,279         $  111,846
   Short-term investments                                           451,136            451,523
   Net lease receivables due from Leasing Company
      (notes 1 and 2)                                               337,907            334,734
                                                                 ----------         ----------
           Total current assets                                     912,322            898,103
                                                                 ----------         ----------

Container rental equipment, at cost                               5,988,808          6,566,166
   Less accumulated depreciation                                  3,620,217          3,810,244
                                                                 ----------         ----------
      Net container rental equipment                              2,368,591          2,755,922
                                                                 ----------         ----------

                                                                 $3,280,913         $3,654,025
                                                                 ==========         ==========

             Partners' Capital
             -----------------
Partners' capital (deficit):
   General partners                                              $   (1,242)        $    2,490
   Limited partners                                               3,282,155          3,651,535
                                                                 ----------         ----------

           Total partners' capital                                3,280,913          3,654,025
                                                                 ----------         ----------

                                                                 $3,280,913         $3,654,025
                                                                 ==========         ==========


        The accompanying notes are an integral part of these statements.

                     IEA MARINE CONTAINER INCOME FUND V(B)

                            STATEMENTS OF OPERATIONS

                                  (UNAUDITED)


                                                        Three Months Ended             Six Months Ended
                                                       --------------------          --------------------
                                                       June 30,    June 30,          June 30,    June 30,
                                                         1995        1994              1995        1994
                                                       --------    --------          --------    --------
Net lease revenue (notes 1 and 3)                      $240,982    $257,723          $491,823    $508,205

Other operating expenses:
  Depreciation                                           77,585      92,173           158,813     187,299
  Other general and administrative expenses              14,956      12,175            22,327      19,264
                                                       --------    --------          --------    --------
                                                         92,541     104,348           181,140     206,563
                                                       --------    --------          --------    --------
    Earnings from operations                            148,441     153,375           310,683     301,642

Other income:
  Interest income                                         9,280       4,942            16,924       9,233
  Net gain on disposal of equipment                      34,917      68,923            98,529      94,597
                                                       --------    --------          --------    --------
                                                         44,197      73,865           115,453     103,830
                                                       --------    --------          --------    --------
    Net earnings                                       $192,638    $227,240          $426,136    $405,472
                                                       ========    ========          ========    ========
Allocation of net earnings:

  General partners                                     $ 35,306    $ 30,518          $ 67,312    $ 60,604
  Limited partners                                      157,332     196,722           358,824     344,868
                                                       --------    --------          --------    --------
                                                       $192,638    $227,240          $426,136    $405,472
                                                       ========    ========          ========    ========
Limited partners' per unit share of net earnings       $      9    $     11          $     21    $     20
                                                       ========    ========          ========    ========





        The accompanying notes are an integral part of these statements.

                     IEA MARINE CONTAINER INCOME FUND V(B)

                            STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)


                                                         Six Months Ended
                                                      -----------------------
                                                      June 30,       June 30,
                                                        1995           1994
                                                      --------       --------
Net cash provided by operating activities             $540,845       $484,012

Cash flows from investing activities:
  Proceeds from disposal of equipment                  269,449        254,174

Cash flows used in financing activities:
  Distribution to partners                            (799,248)      (709,285)
                                                      --------       --------

Net increase in cash and cash equivalents               11,046         28,901

Cash and cash equivalents at January 1                 563,369        638,928
                                                      --------       --------

Cash and cash equivalents at June 30                  $574,415       $667,829
                                                      ========       ========





        The accompanying notes are an integral part of these statements.

                     IEA MARINE CONTAINER INCOME FUND V(B)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS

                      JUNE 30, 1995 AND DECEMBER 31, 1994


(1)  Summary of Significant Accounting Policies

     (a)  Nature of Operations

          IEA Marine Container Income Fund V(B) (the "Partnership") is a limited partnership organized under the laws of the State of California on August 8, 1983 for the purpose of owning and leasing marine cargo containers. The managing general partner is Cronos Capital Corp. ("CCC"); the associate general partners include four individuals. CCC, with its affiliate Cronos Containers Limited (the "Leasing Company"), manages and controls the business of the Partnership.

     (b)  Leasing Company and Leasing Agent Agreement

          Pursuant to the Limited Partnership Agreement of the Partnership, all authority to administer the business of the Partnership is vested in CCC. CCC has entered into a Leasing Agent Agreement whereby the Leasing Company has the responsibility to manage the leasing operations of all equipment owned by the Partnership. Pursuant to the Agreement, the Leasing Company is responsible for leasing, managing and re-leasing the Partnership's containers to ocean carriers and has full discretion over which ocean carriers and suppliers of goods and services it may deal with. The Leasing Agent Agreement permits the Leasing Company to use the containers owned by the Partnership, together with other containers owned or managed by the Leasing Company and its affiliates, as part of a single fleet operated without regard to ownership. Since the Leasing Agent Agreement meets the definition of an operating lease in Statement of Financial Accounting Standards
          (SFAS) No. 13, it is accounted for as a lease under which the Partnership is lessor and the Leasing Company is lessee.

          The Leasing Agent Agreement generally provides that the Leasing Company will make payments to the Partnership based upon rentals collected from ocean carriers after deducting direct operating expenses and management fees to CCC. The Leasing Company leases containers to ocean carriers, generally under operating leases which are either master leases or term leases (mostly two to five years). Master leases do not specify the exact number of containers to be leased or the term that each container will remain on hire but allow the ocean carrier to pick up and drop off containers at various locations; rentals are based upon the number of containers used and the applicable per-diem rate. Accordingly, rentals under master leases are all variable and contingent upon the number of containers used. Most containers are leased to ocean carriers under master leases; leasing agreements with fixed payment terms are not material to the financial statements. Since there are no material minimum lease rentals, no disclosure of minimum lease rentals is provided in these financial statements.

     (c)  Basis of Accounting

          The Partnership utilizes the accrual method of accounting. Revenue is recognized when earned.

     (d)  Financial Statement Presentation

          These financial statements have been prepared without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting procedures have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and accompanying notes in the Partnership's latest annual report on Form 10-K.

          The interim financial statements presented herewith reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary to a fair statement of the financial condition and results of operations for the interim periods presented.


                                                                     (Continued)

                     IEA MARINE CONTAINER INCOME FUND V(B)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS


(2)  Net Lease Receivables Due from Leasing Company

     Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, reimbursed administrative expenses and incentive fees payable to CCC and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at June 30, 1995 and December 31, 1994 were as follows:


                                                                    June 30,      December 31,
                                                                      1995            1994
                                                                    --------      ------------
           Lease receivables, net of doubtful accounts
              of $92,134 at June 30, 1995 and $87,666 at
              December 31, 1994                                     $588,146        $589,082

           Less: Direct operating payables and accrued expenses      109,986          81,968
           Damage protection reserve                                  55,402          79,405
           Base management fees                                       38,805          42,762
           Reimbursed administrative expenses                          4,255           8,422
           Incentive fees                                             41,791          41,791
                                                                    --------        --------
                                                                    $337,907        $334,734
                                                                    ========        ========

(3)  Net Lease Revenue

     Net lease revenue is determined by deducting direct operating expenses, management fees and reimbursed administrative expenses to CCC from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three and six-month periods ended June 30, 1995 and 1994, were as follows:


                                                    Three Months Ended           Six Months Ended
                                                   --------------------        -------------------
                                                   June 30,    June 30,        June 30,   June 30,
                                                     1995       1994             1995       1994
                                                   --------    --------        --------   --------
           Rental revenue                          $427,335    $491,799        $852,385   $962,889

           Rental equipment
             operating expenses                      88,752     129,693         167,853    242,985
           Base management fees                      28,061      32,006          58,061     66,329
           Incentive fees                            47,014      47,015          88,805     86,193
           Reimbursed administrative expenses        22,526      25,362          45,843     59,177
                                                   --------    --------        --------   --------
                                                   $240,982    $257,723        $491,823   $508,205
                                                   ========    ========        ========   ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


It is suggested that the following discussion be read in conjunction with the Registrant's most recent annual report on Form 10-K.

1) Material changes in financial condition between June 30, 1995 and December 31, 1994.

     The Registrant's cash balances at June 30, 1995 included sales proceeds from equipment disposals in the amount of $96,380. The Registrant will distribute these sales proceeds and $246,304 of cash from operations during the third quarter of 1995, representing distributions to its limited partners for the second quarter of 1995.

     Net lease receivables due from the Leasing Company remained consistent with the December 31, 1994 balance. However, the reserve for container repairs covered by the damage protection plan, a component of net lease receivables, declined 30%. During the first six months of 1995, this reserve was impacted by the Registrant's declining fleet size and the number of containers covered under the plan. Deferred lease revenue from advance billings on container rentals contributed to a 24% increase in direct operating payables and accrued expenses, and offset the decline in the damage protection plan reserve.

2) Material changes in the results of operations between the three and six-month periods ended June 30, 1995 and the three and six-month periods ended June 30, 1994.

     During the three-month period ended June 30, 1995, the container leasing market remained consistent with market conditions that existed during the three-month period ended March 31, 1995. The Registrant continued to experience the ability to charge higher ancillary revenues, such as pick-up fees, and reduce incentives offered to ocean carriers. However, the Registrant remains cautious about any further improvement in market conditions during the remainder of 1995.

     The benefits of the improved market conditions experienced during the three and six-month periods ended June 30, 1995, as compared to the same periods in 1994, were partially offset by the effect of the Leasing Company's efforts to improve the credit quality of its customer portfolio. In many cases, lessees who maintain a strong credit history may command favorable lease terms including lower per-diem rental rates. Accordingly, average per-diem rental rates remained steady as compared to the same three and six-month periods in 1994, while an increasing proportion of the lessees within its portfolio shifted to larger, high credit quality lessees. The Registrant expects to gain long term benefits from the improvement in the credit quality of its customers, as the allowance for doubtful accounts and related expenses should decline.

     The Registrant's average fleet size and utilization rates for the three and six-month periods ended June 30, 1995 and 1994 were as follows:


                                             Three Months Ended        Six Months Ended
                                            --------------------     --------------------
                                            June 30      June 30,    June 30,    June 30,
                                             1995          1994        1995        1994
                                            -------      -------     --------    --------
       Average Fleet Size (measured in
          twenty-foot equivalents (TEU))     3,204         3,902        3,331       3,946
       Average Utilization                      88%           86%          88%         85%


     Rental equipment operating expenses, a component of net lease revenue, declined approximately 32% and 31% during the three and six-month periods ended June 30, 1995, respectively, as compared to the same periods in the prior year. The declining fleet size and higher utilization rates were contributing factors to these declines, as well as to the declines in base management fees and reimbursed administrative expenses.

     Approximately 18% and 23% of the Registrant's net earnings for the three and six-month periods ended June 30, 1995, respectively, were from gain on disposal of equipment, as compared to approximately 30% and 23% for the same three and six- month periods in the prior year. As the Registrant accelerates the disposal of its containers in subsequent periods, net gains on disposals should contribute significantly to the Registrant's net earnings.

                          PART II - OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits
                 27 - Financial Data Schedule

          (b) There were no reports on Form 8-K during the three-month period ended June 30, 1995.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 IEA MARINE CONTAINER INCOME FUND V(B)

                                 By  Cronos Capital Corp.
                                     The Managing General Partner


                                 By  /s/ JOHN KALLAS
                                     ---------------------------------
                                     John Kallas
                                     Vice President, Chief Financial Officer
                                     Principal Accounting Officer


Date: August 10, 1995

                                 EXHIBIT INDEX



 Exhibit
   No.                            Description
 -------                          -----------
    27                      Financial Data Schedule
