Form 10-Q
period 1995-09-30
IEA MARINE CONTAINER INCOME FUND V-B
filed 1995-11-13
CIK 727048

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995

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

                      IEA MARINE CONTAINER INCOME FUND V(B)

                      REPORT ON FORM 10-Q FOR THE QUARTERLY
                         PERIOD ENDED SEPTEMBER 30, 1995

                                TABLE OF CONTENTS

                                                                                                                   PAGE

PART I - FINANCIAL INFORMATION

  Item 1.        Financial Statements

                 Balance Sheets - September 30, 1995 (unaudited) and December 31, 1994                              2

                 Statements of Operations for the three and nine months ended September 30, 1995 and 1994           3
                 (unaudited)

                 Statements of Cash Flows for the nine months ended September 30, 1995 and 1994                     4
                 (unaudited)

                 Notes to Financial Statements (unaudited)                                                          5

  Item 2.        Management's Discussion and Analysis of Financial Condition and Results of7
                 Operations

PART II - OTHER INFORMATION

  Item 6.        Exhibits and Reports on Form 8-K                                                                   9

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

         Presented herein are the Registrant's balance sheets as of September 30, 1995 and December 31, 1994, statements of operations for the three and nine months ended September 30, 1995, and 1994, and statements of cash flows for the nine months ended September 30, 1995, and 1994.

                      IEA MARINE CONTAINER INCOME FUND V(B)

                                 BALANCE SHEETS

                                   (UNAUDITED)

                                                                          September 30,     December 31,
                                                                              1995              1994
                                                                          ------------      -------------
                  Assets
                  ------
Current assets:
   Cash, includes $163,913 at September 30, 1995 and $102,749
      at December 31, 1994 in interest-bearing accounts                   $    164,488      $     111,846
   Short-term investments                                                      390,000            451,523
   Net lease receivables due from Leasing Company
      (notes 1 and 2)                                                          302,993            334,734
                                                                          ------------      -------------
           Total current assets                                                857,481            898,103
                                                                          ------------      -------------
Container rental equipment, at cost                                          5,748,767          6,566,166
   Less accumulated depreciation                                             3,542,005          3,810,244
                                                                          ------------      -------------
      Net container rental equipment                                         2,206,762          2,755,922
                                                                          ------------      -------------
                                                                          $  3,064,243      $   3,654,025
                                                                          ============      =============
             Partners' Capital
             -----------------

Partners' capital (deficit):
   General partners                                                       $      1,212      $       2,490
   Limited partners                                                          3,063,031          3,651,535
                                                                          ------------      -------------
           Total partners' capital                                           3,064,243          3,654,025
                                                                          ------------      -------------
                                                                          $  3,064,243      $   3,654,025
                                                                          ============      =============



        The accompanying notes are an integral part of these statements.

                      IEA MARINE CONTAINER INCOME FUND V(B)

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                       Three Months Ended                 Nine Months Ended
                                                  ------------------------------    ------------------------------
                                                  September 30,    September 30,    September 30,    September 30,
                                                     1995             1994             1995             1994
                                                  -------------    -------------    -------------    -------------
Net lease revenue (notes 1 and 3)                 $   202,867      $   203,456      $   694,691      $   711,661

Other operating expenses:
  Depreciation                                         74,123           88,693          232,936          275,992
  Other general and administrative expenses             4,309            9,372           26,636           28,636
                                                  -----------      -----------      -----------      -----------
                                                       78,432           98,065          259,572          304,628
                                                  -----------      -----------      -----------      -----------
    Earnings from operations                          124,435          105,391          435,119          407,033

Other income:
  Interest income                                       7,543            6,424           24,467           15,657
  Net gain on disposal of equipment                    27,469           18,141          125,998          112,738
                                                  -----------      -----------      -----------      -----------
                                                       35,012           24,565          150,465          128,395
                                                  -----------      -----------      -----------      -----------
    Net earnings                                  $   159,447      $   129,956      $   585,584      $   535,428
                                                  ===========      ===========      ===========      ===========
Allocation of net earnings:

  General partners                                $    35,888      $    34,366      $   103,201      $    94,970
  Limited partners                                    123,559           95,590          482,383          440,458
                                                  ===========      ===========      ===========      ===========
                                                  $   159,447      $   129,956      $   585,584      $   535,428
                                                  ===========      ===========      ===========      ===========
Limited partners' per unit share of
 net earnings                                     $         7      $         6      $        28      $        26
                                                  ===========      ===========      ===========      ===========


        The accompanying notes are an integral part of these statements.

                      IEA MARINE CONTAINER INCOME FUND V(B)

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                                  Nine Months Ended
                                                                          ---------------------------------
                                                                          September 30,       September 30,
                                                                              1995                 1994
                                                                          -------------        ------------
Net cash provided by operating activities                                 $    779,998         $   695,145

Cash flows provided by investing activities:
  Proceeds from disposal of equipment                                          386,486             397,506

Cash flows used in financing activities:
  Distribution to partners                                                  (1,175,365)         (1,130,383)
                                                                          ------------         -----------

Net decrease in cash and cash equivalents                                       (8,881)            (37,732)

Cash and cash equivalents at January 1                                         563,369             638,928
                                                                          ------------         -----------

Cash and cash equivalents at September 30                                 $    554,488         $   601,196
                                                                          ============         ===========



        The accompanying notes are an integral part of these statements.

                      IEA MARINE CONTAINER INCOME FUND V(B)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                    SEPTEMBER 30, 1995 AND DECEMBER 31, 1994

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


                                                                     (Continued)

                      IEA MARINE CONTAINER INCOME FUND V(B)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

(2)  Net Lease Receivables Due from Leasing Company

     Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, reimbursed administrative expenses and incentive fees payable to CCC, the Leasing Company, and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at September 30, 1995 and December 31, 1994 were as follows:



                                                                 September 30,     December 31,
                                                                     1995              1994
                                                                 -------------     ------------
           Lease receivables, net of doubtful accounts
              of $102,545 at September 30, 1995 and $87,666
              at December 31, 1994                                $   541,399      $   589,082
           Less:
           Direct operating payables and accrued expenses             123,311           81,968
           Damage protection reserve                                   34,638           79,405
           Base management fees                                        36,269           42,762
           Reimbursed administrative expenses                           5,662            8,422
           Incentive fees                                              38,526           41,791
                                                                  -----------      -----------
                                                                  $   302,993      $   334,734
                                                                  ===========      ===========


(3)  Net Lease Revenue

     Net lease revenue is determined by deducting direct operating expenses, management fees and reimbursed administrative expenses to CCC and the Leasing Company, from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three and nine-month periods ended September 30, 1995 and 1994, was as follows:


                                                        Three Months Ended                Nine Months Ended
                                                  -------------------------------   -------------------------------
                                                   September 30,    September 30,   September 30,     September 30,
                                                       1995             1994            1995              1994
                                                  --------------    -------------   -------------     -------------
           Rental revenue                         $    397,564      $   485,012     $  1,249,950      $  1,447,901

           Rental equipment
             operating expenses                        106,954          174,037          274,807           417,022
           Base management fees                         24,945           34,983           83,006           101,312
           Incentive fees                               38,526           44,403          127,331           130,596
           Reimbursed administrative expenses           24,272           28,133           70,115            87,310
                                                  ------------      -----------     ------------      ------------
                                                  $    202,867      $   203,456     $    694,691      $    711,661
                                                  ============      ===========     ============      ============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

It is suggested that the following discussion be read in conjunction with the Registrant's most recent annual report on Form 10-K.

1) Material changes in financial condition between September 30, 1995 and December 31, 1994.

     The Registrant's cash balances at September 30, 1995 included sales proceeds from equipment disposals in the amount of $101,734. The Registrant will distribute these sales proceeds and $246,304 of cash from operations during the fourth quarter of 1995, representing distributions to its limited partners for the third quarter of 1995.

     Net lease receivables due from the Leasing Company declined 9% from December 31, 1994. Contributing to this decline was a 50% increase in direct operating payables and accrued expenses, arising from an increase in deferred revenue from advance billings to container lessees. During the first nine months of 1995, the reserve for container repairs covered by the damage protection plan was impacted by a reduction in the number of containers covered under the plan, resulting in a 56% decline, partially offsetting the increase in direct operating payables and accrued expenses.

2) Material changes in the results of operations between the three and nine-month periods ended September 30, 1995 and the three and nine-month periods ended September 30, 1994.

     Net lease revenue for the third quarter of 1995 was $202,867, compared to $203,456 for the third quarter of 1994. However, gross rental revenue (a component of net lease revenue) for the quarter was $397,564, a decline of 18% from the same period last year. For the first nine months of 1995, net lease revenue was $694,691, a decline of 2% from the first nine months of 1994. Gross rental revenue declined 14% to $1,249,950 over the same nine-month period.

     Gross rental revenue for the third quarter and first nine months of 1995 was primarily affected by the Registrant's diminishing fleet size. Utilization rates increased from those levels experienced during the same periods in the prior year. However, competitive pressures within the container leasing market, as well as the Leasing Company's efforts to improve the credit quality of its customer portfolio, contributed to a 2% and 1% decline in the average per-diem rental rates, when compared to the same three and nine-month periods in the prior year, respectively. In many cases, lessees who maintain a strong credit history may command favorable lease terms including lower per-diem rental rates. As a result of the Leasing Company's efforts, an increasing proportion of lessees within its portfolio has shifted to larger, high credit quality lessees. The Registrant expects to gain long-term benefits from the improvement in the credit quality of this customer portfolio, as the allowance for doubtful accounts and related expenses should decline.

     The Registrant's average fleet size and utilization rates for the three and nine-month periods ended September 30, 1995 and 1994 were as follows:



                                                          Three Months Ended                 Nine Months Ended
                                                   -------------------------------     ------------------------------
                                                   September 30,     September 30,     September 30,    September 30,
                                                       1995              1994              1995             1994
                                                   -------------     -------------     -------------    -------------
         Average Fleet Size (measured in
            twenty-foot equivalents (TEU))            3,055             3,754             3,248            3,882
         Average Utilization                             87%               86%               88%              85%

     During the third quarter of 1995, the container leasing market began to experience the effects of increasingly competitive market conditions, including, but not limited to, a resistance to higher per-diem rental rates, slightly lower utilization rates resulting from an expanding supply of marine cargo containers within the container industry, and the economic condition of the shipping industry, which has experienced a current trend toward consolidation. Accordingly, the Registrant expects a stable container leasing market during the remainder of 1995 and first half of 1996.

     Rental equipment operating expenses declined 39% and 34% during the three and nine-month periods ended September 30, 1995, respectively, when compared to the same periods in the prior year. The declining fleet size was a contributing factor to the declines in base management fees and reimbursed administrative expenses.

     Approximately 17% and 22% of the Registrant's net earnings for the three and nine-month periods ended September 30, 1995, respectively, were from gain on disposal of equipment, as compared to 14% and 21% for the same three and nine-month periods in the prior year. As the Registrant accelerates the disposal of its containers in subsequent periods, net gain on disposal will contribute significantly to the Registrant's net earnings.

                           PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

          (a) Exhibits


              Number                       Description                       Method of Filing
              ------                       -----------                       ----------------
                27                   Financial Data Schedule            Filed with this Document

          (b) There were no reports on Form 8-K during the three-month period ended September 30, 1995.

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

                           IEA MARINE CONTAINER INCOME FUND V(B)

                           By    Cronos Capital Corp.
                                 The Managing General Partner


                           By    /s/     JOHN KALLAS
                                 ----------------------------------------
                                 John Kallas
                                 Vice President, Chief Financial Officer
                                 Principal Accounting Officer

Date:  November 13, 1995

                                  EXHIBIT INDEX


         Exhibit
            No.                                              Description
         -------                                             -----------
           27                                          Financial Data Schedule