Form 10-Q
period 1996-06-30
IEA MARINE CONTAINER INCOME FUND V-B
filed 1996-08-13
CIK 727048

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______


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

                      IEA MARINE CONTAINER INCOME FUND V(B)

                      REPORT ON FORM 10-Q FOR THE QUARTERLY
                           PERIOD ENDED JUNE 30, 1996

                                TABLE OF CONTENTS

                                                                                                                   PAGE
PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

          Balance Sheets - June 30, 1996 (unaudited) and December 31, 1995                                            4

          Statements of Operations for the three and six months ended June 30, 1996 and 1995 (unaudited)              5

          Statements of Cash Flows for the six months ended June 30, 1996 and 1995 (unaudited)                        6

          Notes to Financial Statements (unaudited)                                                                   7

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations                      10


PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                                                           12

                         PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements

          Presented herein are the Registrant's balance sheets as of June 30, 1996 and December 31, 1995, statements of operations for the three and six months ended June 30, 1996, and 1995, and statements of cash flows for the six months ended June 30, 1996 and 1995.

                      IEA MARINE CONTAINER INCOME FUND V(B)

                                 BALANCE SHEETS

                                   (UNAUDITED)

                                                                   June 30,        December 31,
                                                                     1996             1995
                                                                   --------        ------------
                   Assets
                   ------
Current assets:
     Cash, includes $124,038 at June 30, 1996 and $175,244
         at December 31, 1995 in interest-bearing accounts        $  124,235        $  175,530
     Short-term investments                                          650,870           350,000
     Net lease receivables due from Leasing Company
         (notes 1 and 2)                                             241,110           277,071
                                                                  ----------        ----------

              Total current assets                                 1,016,215           802,601
                                                                  ----------        ----------

Container rental equipment, at cost                                3,971,801         5,425,149
     Less accumulated depreciation                                 2,604,337         3,410,328
                                                                  ----------        ----------
         Net container rental equipment                            1,367,464         2,014,821
                                                                  ----------        ----------

                                                                  $2,383,679        $2,817,422
                                                                  ==========        ==========

             Partners' Capital
             -----------------
Partners' capital:
     General partners                                             $    1,226        $    1,408
     Limited partners                                              2,382,453         2,816,014
                                                                  ----------        ----------

              Total partners' capital                              2,383,679         2,817,422
                                                                  ----------        ----------

                                                                  $2,383,679        $2,817,422
                                                                  ==========        ==========

        The accompanying notes are an integral part of these statements.

                      IEA MARINE CONTAINER INCOME FUND V(B)

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                           Three Months Ended               Six Months Ended
                                                        ------------------------        ------------------------
                                                        June 30,        June 30,        June 30,        June 30,
                                                          1996            1995            1996            1995
                                                        --------        --------        --------        --------
Net lease revenue (notes 1 and 3)                       $ 82,338        $240,982        $245,735        $491,823
Other operating expenses:
     Depreciation                                         55,382          77,585         119,949         158,813
     Other general and administrative expenses             6,667          14,956          13,537          22,327
                                                        --------        --------        --------        --------
                                                          62,049          92,541         133,486         181,140
                                                        --------        --------        --------        --------
         Earnings from operations                         20,289         148,441         112,249         310,683
Other income:
     Interest income                                       8,506           9,280          14,825          16,924
     Net gain on disposal of equipment                    67,157          34,917         126,772          98,529
                                                        --------        --------        --------        --------
                                                          75,663          44,197         141,597         115,453
                                                        --------        --------        --------        --------
         Net earnings                                   $ 95,952        $192,638        $253,846        $426,136
                                                        ========        ========        ========        ========
Allocation of net earnings:
     General partners                                   $ 29,895        $ 35,306        $ 60,937        $ 67,312
     Limited partners                                     66,057         157,332         192,909         358,824
                                                        --------        --------        --------        --------
                                                        $ 95,952        $192,638        $253,846        $426,136
                                                        ========        ========        ========        ========
Limited partners' per unit share of net earnings        $   3.86        $   9.18        $  11.26        $  20.94
                                                        ========        ========        ========        ========

        The accompanying notes are an integral part of these statements.

                      IEA MARINE CONTAINER INCOME FUND V(B)

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                         Six Months Ended
                                                    --------------------------
                                                    June 30,          June 30,
                                                      1996              1995
                                                    --------          --------
Net cash provided by operating activities           $ 486,776         $ 540,845

Cash flows provided by investing activities:
     Proceeds from disposal of equipment              450,386           269,449

Cash flows used in financing activities:
     Distribution to partners                        (687,587)         (799,248)
                                                    ---------         ---------

Net increase in cash and cash equivalents             249,575            11,046

Cash and cash equivalents at January 1                525,530           563,369
                                                    ---------         ---------

Cash and cash equivalents at June 30                $ 775,105         $ 574,415
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


(2)   Net Lease Receivables Due from Leasing Company

      Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, reimbursed administrative expenses and incentive fees payable to CCC, the Leasing Company, and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at June 30, 1996 and December 31, 1995 were as follows:

                                                                     June 30,         December 31,
                                                                       1996               1995
                                                                   ----------         ------------
      Lease receivables, net of doubtful accounts
         of $146,797 at June 30, 1996 and $106,894
         at December 31, 1995                                      $   445,570         $   499,036
      Less:
      Direct operating payables and accrued expenses                    82,489             114,433
      Damage protection reserve                                         32,632              31,523
      Base management fees                                              19,517              30,150
      Reimbursed administrative expenses                                 4,524               6,028
      Incentive fees                                                    65,298              39,831
                                                                   -----------         -----------
                                                                   $   241,110         $   277,071
                                                                   ===========         ===========


                                                                    (Continued)

                      IEA MARINE CONTAINER INCOME FUND V(B)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


(3)   Net Lease Revenue

      Net lease revenue is determined by deducting direct operating expenses and management fees to CCC and the Leasing Company, from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three and six-month periods ended June 30, 1996 and 1995, was as follows:

                                              Three Months Ended                Six Months Ended
                                            ------------------------        ------------------------
                                            June 30,        June 30,        June 30,        June 30,
                                              1996            1995            1996            1995
                                            --------        --------        --------        --------
Rental revenue                              $260,535        $427,335        $572,737        $852,385

Rental equipment operating expenses           83,961          88,752         156,435         167,853
Base management fees                          15,602          28,061          37,108          58,061
Incentive fees                                65,297          47,014         101,866          88,805
Reimbursed administrative expenses            13,337          22,526          31,593          45,843
                                            --------        --------        --------        --------
                                            $ 82,338        $240,982        $245,735        $491,823
                                            ========        ========        ========        ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

It is suggested that the following discussion be read in conjunction with the Registrant's most recent annual report on Form 10-K.

1) Material changes in financial condition between June 30, 1996 and December 31, 1995.

      During the first six months of 1996, the Registrant continued disposing of containers as part of its ongoing operations. Accordingly, 660 containers were disposed, contributing to an increase in cash generated from sales proceeds, and accordingly, the related cash balances. At June 30, 1996, 44% of the original equipment remained in the Registrant's fleet, as compared to 62% at December 31, 1995, comprised as follows:

                                                                                            40-Foot
                                               20-Foot                40-Foot              High-Cube
                                               -------                -------              ---------
         Containers on lease:
              Term leases                         103                    14                    10
              Master lease                        918                   251                    99
                                                -----                   ---                   ---
                  Subtotal                      1,021                   265                   109
         Containers off lease                     140                    45                    26
                                                -----                   ---                   ---
              Total container fleet             1,161                   310                   135
                                                =====                   ===                   ===

                                                                                            40-Foot
                                                 20-Foot               40-Foot             High-Cube
                                             ---------------       --------------        --------------
                                             Units       %         Units      %          Units      %
                                             -----      ----       -----     ----        -----     ----
         Total purchases                     2,761      100%        719      100%         150      100%
              Less disposals                 1,600       58%        409       57%          15       10%
                                             -----      ---         ---      ---          ---      ---
         Remaining fleet at June 30, 1996    1,161       42%        310       43%         135       90%
                                             =====      ===         ===      ===          ===      ===


      Net lease receivables at June 30, 1996 declined when compared to December 31, 1995, as the Registrant's diminishing fleet size and related operating performance contributed to declines in gross lease receivables. During the second quarter of 1996, distributions from operations and sales proceeds amount to $329,102, reflecting distributions to the general and limited partners for the first quarter of 1996. This represents a decline from the $358,487 distributed during the first quarter of 1996, reflecting distributions for the fourth quarter of 1995. The Registrant's continuing disposal activity should produce lower operating results and, consequently, lower distributions from operations to its partners in subsequent periods. However, sales proceeds distributed to its partners may fluctuate in subsequent periods, reflecting the level of container disposals.

      The statements contained in the following discussion are based on current expectations. These statements are forward looking and actual results may differ materially. The container leasing market generally softened during the fourth quarter of 1995 and has remained so during the first six months of 1996. At June 30, 1996, container inventories remained at larger-than-usual levels, resulting in a decline in the Registrant's utilization rate from 87% at December 31, 1995 to 84% at June 30, 1996. Base per-diem rates have become subject to downward pressures arising from a soft container leasing market. During the first six months of 1996, the Leasing Company implemented various marketing strategies, including but not limited to, offering incentives to shipping companies and repositioning containers to high demand locations in order to counter these market conditions. Accordingly, ancillary per-diems have fluctuated, favoring a downward trend, while free-day incentives offered to shipping companies have risen. Currently, there are no visible signs of improvements in the leasing market and hence further downward pressure on rental rates can be expected in the ensuing quarters. As a result, these leasing markets conditions, combined with the Registrant's disposal of containers, will continue to impact the Registrant's results from operations during the remainder of 1996.


                                                                    (Continued)

2) Material changes in the results of operations between the three and six-month periods ended June 30, 1996 and the three and six-month periods ended June 30, 1995.

      Net lease revenue for the three and six-month periods ended June 30, 1996 was $82,338 and $245,735, respectively, a decline of 66% and 50% from the same three and six-month periods in the prior year, respectively. Approximately 70% and 50% of the Registrant's net earnings for the three and six-month periods ended June 30, 1996, respectively, were from gain on disposal of equipment, as compared to 18% and 23% for the same three and six-month periods in the prior year, respectively. As the Registrant accelerates the disposal of its containers in subsequent periods, net gain on disposal will contribute significantly to the Registrant's net earnings.

      Gross rental revenue (a component of net lease revenue) for the three and six-month periods ended June 30, 1996 was $260,535, and $572,737, respectively, reflecting a decline of 39% and 33% from the same three and six-month periods in 1995, respectively. During 1996, gross rental revenue was primarily impacted by the Registrant's diminishing fleet size and lower utilization levels. Average per-diem rental rates decreased approximately 4% and 3%, when compared to the same three and six-month periods in the prior year, respectively, as they became subject to the downward pressures of an increasingly soft container leasing market. The Registrant's average fleet size and utilization rates for the three and six-month periods ended June 30, 1996 and June 30, 1995 were as follows:

                                                        Three Months Ended                   Six Months Ended
                                                      ----------------------             ------------------------
                                                      June 30,      June 30,             June 30,        June 30,
                                                        1996          1995                 1996            1995
                                                      --------      --------             --------        --------
         Average Fleet Size (measured in
              twenty-foot equivalent units (TEU))      2,186          3,204               2,419            3,331
              Average Utilization                         86%            88%                 84%              88%

      The Registrant's aging and declining fleet size contributed to a 29% and 24% decline in depreciation expense when compared to the same three and six-month periods in the prior year, respectively. Rental equipment operating expenses were 32% and 27% of the Registrant's gross lease revenue during the three and six-month periods ended June 30, 1996, respectively, as compared to 21% and 20% during the same three and six-month periods ended June 30, 1995, respectively. This increase was largely attributable to a decline in gross lease revenue resulting from lower per-diem rates, a downward trend in ancillary per-diems, and an increase in free-day incentives offered to shipping companies. Costs associated with lower utilization levels, including handling, storage and repositioning also contributed to the increase in the rental equipment operating expenses, as a percentage of gross lease revenue. The Registrant's declining fleet size and related operating performance contributed to the decline in base management and incentive fees, when compared to the same periods in the prior year.


                                                                    (Continued)

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

      Exhibit
        No.                      Description                                        Method of Filing
      -------                    -----------                                        ----------------
       3(a)      Limited Partnership Agreement of the Registrant, amended and       *
                 restated as of October 27, 1983

       3(b)      Certificate of Limited Partnership of the Registrant               **

       27        Financial Data Schedule                                            Filed with this document

(b)   Reports on Form 8-K

      No reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 1996



- ----------------

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



                                  IEA MARINE CONTAINER INCOME FUND V(B)

                                  By  Cronos Capital Corp.
                                      The Managing General Partner



                                  By  /s/ JOHN KALLAS
                                      ---------------------------------------
                                      John Kallas
                                      Vice President, Chief Financial Officer
                                      Principal Accounting Officer



Date:  August 13, 1996

                                  EXHIBIT INDEX


      Exhibit
        No.                      Description                                        Method of Filing
      -------                    -----------                                        ----------------
       3(a)      Limited Partnership Agreement of the Registrant, amended and       *
                 restated as of October 27, 1983

       3(b)      Certificate of Limited Partnership of the Registrant               **

       27        Financial Data Schedule                                            Filed with this document



- ----------------

* Incorporated by reference to Exhibit "A" to the Prospectus of the Registrant dated October 28, 1983, included as part of Registration Statement on Form S-1 (No. 2-86324)

** Incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-1 (No. 2-86324)