Form 10-Q
period 1996-09-30
IEA MARINE CONTAINER INCOME FUND V-B
filed 1996-11-12
CIK 727048

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

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

                      IEA MARINE CONTAINER INCOME FUND V(B)

                      REPORT ON FORM 10-Q FOR THE QUARTERLY
                         PERIOD ENDED SEPTEMBER 30, 1996

                                TABLE OF CONTENTS


                                                                            PAGE
PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

          Balance Sheets - September 30, 1996 (unaudited) and December 31,
            1995                                                              4

          Statements of Operations for the three and nine months ended
            September 30, 1996 and 1995 (unaudited)                           5

          Statements of Cash Flows for the nine months ended September 30,
            1996 and 1995 (unaudited)                                         6

          Notes to Financial Statements (unaudited)                           7

Item 2.   Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                            10


PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                   12

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

         Presented herein are the Registrant's balance sheets as of September 30, 1996 and December 31, 1995, statements of operations for the three and nine months ended September 30, 1996 and 1995, and statements of cash flows for the nine months ended September 30, 1996 and 1995.

                      IEA MARINE CONTAINER INCOME FUND V(B)

                                 BALANCE SHEETS

                                   (UNAUDITED)

                                                                    September 30,     December 31,
                                                                        1996             1995
                                                                    -------------     ------------
                            Assets
Current assets:
    Cash, includes $112,953 at September 30, 1996 and $175,244
         at December 31, 1995 in interest-bearing accounts           $  113,151       $  175,530
    Short-term investments                                              450,796          350,000
    Net lease receivables due from Leasing Company
         (notes 1 and 2)                                                218,603          277,071
                                                                     ----------       ----------

             Total current assets                                       782,550          802,601
                                                                     ----------       ----------

Container rental equipment, at cost                                   3,453,083        5,425,149
    Less accumulated depreciation                                     2,311,136        3,410,328
                                                                     ----------       ----------
         Net container rental equipment                               1,141,947        2,014,821
                                                                     ----------       ----------

                                                                     $1,924,497       $2,817,422
                                                                     ==========       ==========

                       Partners' Capital

Partners' capital:
    General partners                                                 $    1,713       $    1,408
    Limited partners                                                  1,922,784        2,816,014
                                                                     ----------       ----------

             Total partners' capital                                  1,924,497        2,817,422
                                                                     ----------       ----------

                                                                     $1,924,497       $2,817,422
                                                                     ==========       ==========


        The accompanying notes are an integral part of these statements.

                      IEA MARINE CONTAINER INCOME FUND V(B)

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                             Three Months Ended            Nine Months Ended
                                        ----------------------------  ----------------------------
                                        September 30,  September 30,  September 30,  September 30,
                                            1996           1995           1996           1995
                                        -------------  -------------  -------------  -------------
Net lease revenue (notes 1 and 3)         $119,370       $202,867       $365,105       $694,691
Other operating expenses:
  Depreciation                              46,926         74,123        166,875        232,936
  Other general and administrative
    expenses                                 7,762          4,309         21,299         26,636
                                          --------       --------       --------       --------
                                            54,688         78,432        188,174        259,572
                                          --------       --------       --------       --------
    Earnings from operations                64,682        124,435        176,931        435,119

Other income:
  Interest income                            9,978          7,543         24,803         24,467
  Net gain on disposal of equipment         53,839         27,469        180,611        125,998
                                          --------       --------       --------       --------
                                            63,817         35,012        205,414        150,465
                                          --------       --------       --------       --------
    Net earnings                          $128,499       $159,447       $382,345       $585,584
                                          ========       ========       ========       ========

Allocation of net earnings:
  General partners                        $ 52,725       $ 35,888       $113,662       $103,201
  Limited partners                          75,774        123,559        268,683        482,383
                                          --------       --------       --------       --------
                                          $128,499       $159,447       $382,345       $585,584
                                          ========       ========       ========       ========
Limited partners' per unit share of
  net earnings                            $   4.42       $   7.21       $  15.68       $  28.15
                                          ========       ========       ========       ========

        The accompanying notes are an integral part of these statements.

                      IEA MARINE CONTAINER INCOME FUND V(B)

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                  Nine Months Ended
                                                          --------------------------------
                                                          September 30,      September 30,
                                                              1996               1995
                                                          -------------      -------------
Net cash provided by operating activities                  $   452,259        $   779,998

Cash flows provided by investing activities:
  Proceeds from disposal of equipment                          861,429            386,486

Cash flows used in financing activities:
  Distribution to partners                                  (1,275,271)        (1,175,365)
                                                           -----------        -----------

Net increase (decrease) in cash and cash equivalents            38,417             (8,881)

Cash and cash equivalents at January 1                         525,530            563,369
                                                           -----------        -----------

Cash and cash equivalents at September 30                  $   563,947        $   554,488
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


(2)  Net Lease Receivables Due from Leasing Company

     Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, reimbursed administrative expenses and incentive fees payable to CCC, the Leasing Company, and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at September 30, 1996 and December 31, 1995 were as follows:

                                                                September 30,       December 31,
                                                                    1996               1995
                                                                -------------       ------------
     Lease receivables, net of doubtful accounts
         of $115,680 at September 30, 1996 and $106,894
         at December 31, 1995                                    $  375,624         $   499,036
     Less:
     Direct operating payables and accrued expenses                  57,026             114,433
     Damage protection reserve                                       36,426              31,523
     Base management fees                                            15,349              30,150
     Reimbursed administrative expenses                               3,817               6,028
     Incentive fees                                                  44,403              39,831
                                                                 ----------         -----------
                                                                 $  218,603         $   277,071
                                                                 ==========         ===========


                                                                     (Continued)

                      IEA MARINE CONTAINER INCOME FUND V(B)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


(3)  Net Lease Revenue

     Net lease revenue is determined by deducting direct operating expenses and management fees to CCC and the Leasing Company, from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three and nine-month periods ended September 30, 1996 and 1995, was as follows:


                                                        Three Months Ended                Nine Months Ended
                                                   -----------------------------    -----------------------------
                                                   September 30,   September 30,    September 30,   September 30,
                                                        1996            1995             1996            1995
                                                   -------------   -------------    -------------   -------------
           Rental revenue                           $  224,568      $  397,564       $  797,305     $  1,249,950
           Rental equipment operating expenses          33,385         106,954          189,820          274,807
           Base management fees                         15,744          24,945           52,852           83,006
           Incentive fees                               44,403          38,526          146,269          127,331
           Reimbursed administrative expenses           11,666          24,272           43,259           70,115
                                                    ----------      ----------       ----------     ------------
                                                    $  119,370      $  202,867       $  365,105     $    694,691
                                                    ==========      ==========       ==========     ============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

It is suggested that the following discussion be read in conjunction with the Registrant's most recent annual report on Form 10-K.

1) Material changes in financial condition between September 30, 1996 and December 31, 1995.

     During the first nine months of 1996, the Registrant continued disposing of containers as part of its ongoing operations. Accordingly, 890 containers were disposed, contributing to an increase in cash generated from sales proceeds, and accordingly, the related cash balances. At September 30, 1996, 38% of the original equipment remained in the Registrant's fleet, as compared to 62% at December 31, 1995, comprised as follows:

                                                                             40-Foot
                                             20-Foot         40-Foot        High-Cube
                                             -------         -------        ---------
         Containers on lease:
             Term leases                        70              14              10
             Master lease                      813             217             113
                                               ---             ---             ---
                 Subtotal                      883             231             123
         Containers off lease                  101              26              12
                                               ---             ---             ---
             Total container fleet             984             257             135
                                               ===             ===             ===

                                                                                                40-Foot
                                                      20-Foot               40-Foot            High-Cube
                                                  --------------         ------------        ------------
                                                  Units       %          Units     %         Units     %
                                                  -----      ---         -----    ---        -----    ---
         Total purchases                          2,761      100%         719     100%        150     100%
             Less disposals                       1,777       64%         462      64%         15      10%
                                                  -----      ---          ---     ---         ---     ---
         Remaining fleet at September 30, 1996      984       36%         257      36%        135      90%
                                                  =====      ===          ===     ===         ===     ===


     Net lease receivables at September 30, 1996 declined when compared to December 31, 1995. Contributing to this decline were favorable collections of the Registrant's lease receivables, a diminishing fleet size, and its related operating performance. During the third quarter of 1996, distributions from operations and sales proceeds amount to $587,682, reflecting distributions to the general and limited partners for the second quarter of 1996. This represents an increase from the $329,102 distributed during the second quarter of 1996, reflecting increased distributions of sales proceeds for the second quarter of 1996. The Registrant's disposal activity should produce lower operating results and, consequently, lower distributions from operations to its partners in subsequent periods. However, sales proceeds distributed to its partners may fluctuate in subsequent periods, reflecting the level of container disposals.

     The statements contained in the following discussion are based on current expectations. These statements are forward looking and actual results may differ materially. Indicative of the cyclical nature of the container leasing business, containerized trade slowed in the last quarter of 1995, and excess inventories began to develop. This slowdown has resulted in reduced equipment utilization and lower per-diem rental rates in the container leasing industry during the first nine months of 1996. However, as a result of the Registrant's policy of disposing off-hire containers, utilization at September 30, 1996 averaged 90%, an increase from the average utilization rate of 87% at December 31, 1995. Additionally, during the first nine months of 1996, the Leasing Company implemented various marketing strategies, including but not limited to, offering incentives to shipping companies and repositioning containers to high demand locations in order to counter the market conditions. Ancillary revenues have fallen, and free-day incentives offered to the shipping lines have increased. As a result, these leasing market conditions, combined with the Registrant's disposal of containers, are expected to adversely impact the Registrant's results from operations through the remainder of 1996 and into 1997.

2) Material changes in the results of operations between the three and nine-month periods ended September 30, 1996 and the three and nine-month periods ended September 30, 1995.

     Net lease revenue for the three and nine-month periods ended September 30, 1996 was $119,370 and $365,105, respectively, a decline of 41% and 47% from the same three and nine-month periods in the prior year, respectively. Approximately 42% and 47% of the Registrant's net earnings for the three and nine-month periods ended September 30, 1996, respectively, were from gain on disposal of equipment, as compared to 17% and 22% for the same three and nine-month periods in the prior year, respectively. As the Registrant continues the disposal of its containers in subsequent periods, net gain on disposal should contribute significantly to the Registrant's net earnings.

     Gross rental revenue (a component of net lease revenue) for the three and nine-month periods ended September 30, 1996 was $224,568, and $797,305, respectively, reflecting a decline of 44% and 36% from the same three and nine-month periods in 1995, respectively. During 1996, gross rental revenue was primarily impacted by the Registrant's diminishing fleet size. Average per-diem rental rates decreased approximately 4% and 3%, when compared to the same three and nine-month periods in the prior year, respectively, as they became subject to the downward pressures of an increasingly soft container leasing market. The Registrant's average fleet size and utilization rates for the three and nine-month periods ended September 30, 1996 and September 30, 1995 were as follows:

                                                     Three Months Ended                 Nine Months Ended
                                                ------------------------------    -----------------------------
                                                September 30,    September 30,    September 30,   September 30,
                                                    1996             1995             1996            1995
                                                -------------    -------------    -------------   -------------
      Average Fleet Size (measured in
         twenty-foot equivalent units (TEU))       1,850           3,055             2,230           3,248
      Average Utilization                             91%             87%               86%             88%

     The Registrant's aging and declining fleet size contributed to a 37% and 28% decline in depreciation expense when compared to the same three and nine-month periods in the prior year, respectively. Rental equipment operating expenses were 15% and 27% of the Registrant's gross lease revenue for the three-month periods ended September 30, 1996 and 1995, respectively. This decline was primarily attributable to a reduction in the provision for doubtful accounts and the costs associated with the recovery actions against the doubtful accounts of certain lessees. However, rental equipment operating expenses were 24% and 22% of the Registrant's gross lease revenue for the nine-month periods ended September 30, 1996 and 1995, respectively. This increase was largely attributable to a decline in gross lease revenue resulting from lower utilization rates, lower per-diem rates, a downward trend in ancillary revenue, and an increase in free-day incentives offered to shipping companies. Costs associated with lower utilization levels, including storage, handling, and repositioning, also contributed to the increase in rental equipment operating expenses, as a percentage of gross lease revenue. The Registrant's declining fleet size and related operating performance contributed to the decline in base management fees, when compared to the same periods in the prior year. Incentive fees, which are based on both the operating performance of the fleet and sales proceeds, increased by 15% when compared with each of the three and nine-month periods in the prior year, respectively.

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     Exhibit
        No.                                 Description                     Method of Filing
     -------                                -----------                     ----------------

       3(a)      Limited Partnership Agreement of the Registrant,           *
                 amended and restated as of October 27, 1983

       3(b)      Certificate of Limited Partnership of the Registrant       **

       27        Financial Data Schedule                                    Filed with this document


(b)  Reports on Form 8-K

     No reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 1996




----------

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



                                     IEA MARINE CONTAINER INCOME FUND V(B)

                                     By Cronos Capital Corp.
                                        The Managing General Partner



                                     By /s/ JOHN KALLAS
                                        ----------------------------------------
                                        John Kallas
                                        Vice President, Treasurer
                                        Principal Financial & Accounting Officer



Date:  November 11, 1996

                                  EXHIBIT INDEX


Exhibit
   No.                                 Description                           Method of Filing
-------                                -----------                           ----------------
  3(a)      Limited Partnership Agreement of the Registrant, amended and     *
            restated as of October 27, 1983

  3(b)      Certificate of Limited Partnership of the Registrant             **

  27        Financial Data Schedule                                          Filed with this document



----------
* Incorporated by reference to Exhibit "A" to the Prospectus of the Registrant dated October 28, 1983, included as part of Registration Statement on Form S-1 (No. 2-86324)

** Incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-1 (No. 2-86324)