Form 10-Q
period 1997-03-31
IEA MARINE CONTAINER INCOME FUND V-B
filed 1997-06-16
CIK 727048

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ____________


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

                      IEA MARINE CONTAINER INCOME FUND V(B)

                      REPORT ON FORM 10-Q FOR THE QUARTERLY
                           PERIOD ENDED MARCH 31, 1997

                                TABLE OF CONTENTS


                                                                                  PAGE
PART I - FINANCIAL INFORMATION

  Item 1.     Financial Statements

              Balance Sheets - March 31, 1997 (unaudited) and December 31, 1996     4

              Statements of Operations for the three months ended March 31, 1997
              and 1996 (unaudited)                                                  5

              Statements of Cash Flows for the three months ended March 31, 1997
              and 1996 (unaudited)                                                  6

              Notes to Financial Statements (unaudited)                             7

  Item 2.     Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                10



PART II - OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K                                         13

                         PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements

          Presented herein are the Registrant's balance sheets as of March 31, 1997 and December 31, 1996, statements of operations for the three months ended March 31, 1997, and 1996, and statements of cash flows for the three months ended March 31, 1997, and 1996.

                      IEA MARINE CONTAINER INCOME FUND V(B)

                                 BALANCE SHEETS

                                   (UNAUDITED)


                                                                              March 31,      December 31,
                                                                                1997             1996
                                                                             ----------      ----------
                           Assets
Current assets:
     Cash and cash equivalents, includes $367,871 at March 31, 1997
         and $492,800 at December 31, 1996 in interest-bearing accounts      $  402,601      $  493,149
     Net lease receivables due from Leasing Company
         (notes 1 and 2)                                                        173,817         202,959
                                                                             ----------      ----------

               Total current assets                                             576,418         696,108
                                                                             ----------      ----------

Container rental equipment, at cost                                           2,772,703       3,051,757
     Less accumulated depreciation                                            1,923,401       2,078,170
                                                                             ----------      ----------
         Net container rental equipment                                         849,302         973,587
                                                                             ----------      ----------

                                                                             $1,425,720      $1,669,695
                                                                             ==========      ==========

                      Partners' Capital

Partners' capital:
     General partners                                                        $      495      $    2,207
     Limited partners                                                         1,425,225       1,667,488
                                                                             ----------      ----------

               Total partners' capital                                        1,425,720       1,669,695
                                                                             ----------      ----------

                                                                             $1,425,720      $1,669,695
                                                                             ==========      ==========


   The accompanying notes are an integral part of these financial statements.

                      IEA MARINE CONTAINER INCOME FUND V(B)

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                        Three Months Ended
                                                      ----------------------
                                                       March 31,   March 31,
                                                        1997         1996
                                                      --------      --------
Net lease revenue (notes 1 and 3)                     $ 92,676      $163,397

Other operating expenses:
   Depreciation                                         36,811        64,567
   Other general and administrative expenses             8,597         6,870
                                                      --------      --------
                                                        45,408        71,437
                                                      --------      --------

      Earnings from operations                          47,268        91,960

Other income:
   Interest income                                       5,329         6,319
   Net gain on disposal of equipment                    50,160        59,615
                                                      --------      --------
                                                        55,489        65,934
                                                      --------      --------

      Net earnings                                    $102,757      $157,894
                                                      ========      ========

Allocation of net earnings:

   General partners                                   $ 29,108      $ 31,042
   Limited partners                                     73,649       126,852
                                                      --------      --------

                                                      $102,757      $157,894
                                                      ========      ========

Limited partners' per unit share of net earnings      $   4.30      $   7.40
                                                      ========      ========


   The accompanying notes are an integral part of these financial statements.

                      IEA MARINE CONTAINER INCOME FUND V(B)

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                      Three Months Ended
                                                  -------------------------
                                                    March 31,     March 31,
                                                     1997           1996
                                                  ---------       ---------
Net cash provided by operating activities         $  96,995       $ 176,826


Cash flows provided by investing activities:
   Proceeds from disposal of equipment              159,190         142,977


Cash flows used in financing activities:
   Distribution to partners                        (346,733)       (358,487)
                                                  ---------       ---------


Net decrease in cash and cash equivalents           (90,548)        (38,684)


Cash and cash equivalents at January 1              493,149         525,530
                                                  ---------       ---------


Cash and cash equivalents at March 31             $ 402,601       $ 486,846
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

              As of March 31, 1997, the Partnership owned and operated 754 twenty-foot, 188 forty-foot and 134 forty-foot high-cube marine dry cargo containers.


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



                                                                     (Continued)

                      IEA MARINE CONTAINER INCOME FUND V(B)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


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

              The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires the Partnership to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

              The interim financial statements presented herewith reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary to a fair statement of the financial condition and results of operations for the interim periods presented.


(2)     Net Lease Receivables Due from Leasing Company

        Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, reimbursed administrative expenses and incentive fees payable to CCC and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at March 31, 1997 and December 31, 1996 were as follows:

                                                             March 31,   December 31,
                                                               1997          1996
                                                             ---------   ------------
         Lease receivables, net of doubtful accounts
            of $100,798 at March 31, 1997 and $102,500
            at December 31, 1996                             $285,362      $329,620
         Less:
         Direct operating payables and accrued expenses        52,988        55,994
         Damage protection reserve                             13,926        15,045
         Base management fees                                  12,469        13,743
         Reimbursed administrative expenses                     2,778         3,353
         Incentive fees                                        29,384        38,526
                                                             --------      --------

                                                             $173,817      $202,959
                                                             ========      ========



                                                                     (Continued)

                      IEA MARINE CONTAINER INCOME FUND V(B)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


(3)     Net Lease Revenue

        Net lease revenue is determined by deducting direct operating expenses, base management and incentive fees and reimbursed administrative expenses to CCC from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three-month periods ended March 31, 1997 and 1996, was as follows:


                                                    Three Months Ended
                                                  -----------------------
                                                  March 31,     March 31,
                                                    1997          1996
                                                  --------      --------
         Rental revenue                           $159,002      $312,202

         Less:
         Rental equipment operating expenses        18,152        72,474
         Base management fees                       11,217        21,506
         Incentive fees                             29,383        36,569
         Reimbursed administrative expenses          7,574        18,256
                                                  --------      --------

                                                  $ 92,676      $163,397
                                                  ========      ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

It is suggested that the following discussion be read in conjunction with the Registrant's most recent annual report on Form 10-K.

1) Material changes in financial condition between March 31, 1997 and December 31, 1996.

        As discussed in the Registrant's report for the year ended December 31, 1996, the Registrant entered 1997 with a view towards accelerating the disposal of its fleet. During the first quarter of 1997, the Registrant continued disposing of containers as part of its ongoing container operations. Accordingly, 116 containers were disposed during the first quarter of 1997, contributing to a decline in the Registrant's operating results. At March 31, 1997, 30% of the original equipment remained in the Registrant's fleet, as compared to 33% at December 31, 1996, and was comprised of the following:

                                                            40-Foot
                                        20-Foot   40-Foot  High-Cube
                                        -------   -------  ---------
         Containers on lease:
               Term leases                 44       16       19
               Master lease               629      144       95
                                          ---      ---      ---
                     Subtotal             673      160      114
         Containers off lease              81       28       20
                                          ---      ---      ---
               Total container fleet      754      188      134
                                          ===      ===      ===

                                                                                          40-Foot
                                                    20-Foot            40-Foot           High-Cube
                                                --------------      -------------      -------------
                                                Units       %       Units      %       Units      %
                                                -----      ---      ----      ---      ----      ---
         Total purchases                        2,761      100%      719      100%      150      100%
               Less disposals                   2,007       73%      531       74%       16       11%
                                                -----      ---       ---      ---       ---      ---
         Remaining fleet at March 31, 1997        754       27%      188       26%      134       89%
                                                =====      ===       ===      ===       ===      ===


        The Registrant's diminishing fleet size and its related operating performance contributed to a 14% decline in net lease receivables at March 31, 1997, when compared to December 31, 1996. During the first quarter of 1997, distributions from operations and sales proceeds amounted to $346,733, reflecting distributions to the general and limited partners for the fourth quarter of 1996. This represents a decline from the $399,625 distributed during the fourth quarter of 1996, reflecting distributions for the third quarter of 1996. The Registrant's efforts to accelerate the disposal of the remaining fleet should produce lower operating results and, consequently, lower distributions to its partners in subsequent quarters.

        During 1996, ocean carriers and other transport companies moved away from leasing containers outright, as declining container prices, favorable interest rates and the abundance of available capital resulted in ocean carriers and transport companies purchasing a larger share of equipment for their own account, reducing the demand for leased containers. Once the demand for leased containers began to fall, per-diem rental rates were also adversely affected. These conditions continued to exist throughout the first quarter of 1997, resulting in a decline in the Registrant's average utilization rate from 90% at December 31, 1996 to 89% at March 31, 1997. Despite the aforementioned conditions, the Registrant's utilization rates have been favorable, a direct result of the Registrant's policy to dispose of its off-hire containers. The Leasing Company continues to implement various marketing strategies, including but not limited to, offering incentives to shipping companies, repositioning containers to high demand locations and focusing towards term leases and other leasing opportunities including the leasing of containers for local storage, in order to counter current leasing market conditions. Although these conditions are expected to continue throughout 1997, the Registrant's liquidity and capital resources will be primarily impacted by its decision to accelerate the disposal of its remaining fleet.

2) Material changes in the results of operations between the three-month period ended March 31, 1997 and the three-month period ended March 31, 1996.

        Net lease revenue for the first quarter of 1997 was $92,676, a decline of 43% from the first quarter of 1996. Approximately 49% of the Registrant's net earnings for the three-month period ended March 31, 1997 were from gain on disposal of equipment, as compared to 38% for the same three-month period in the prior year. As the Registrant's container disposals increase in subsequent periods, net gain on disposal should contribute significantly to the Registrant's net earnings and may fluctuate dependent on the level of container disposals.

        Gross rental revenue (a component of net lease revenue) for the quarter was $157,002, a decline of 49% from the same period last year. During 1997, gross rental revenue was primarily impacted by the Registrant's declining fleet size. However, the sluggish container leasing market conditions that existed during 1996 and throughout the first quarter of 1997 also contributed to lower average per-diem rental rates, which declined 8% when compared to the same period in the prior year. The Registrant's average fleet size and utilization rates for the three-month periods ended March 31, 1997 and 1996 were as follows:


                                                       Three Months Ended
                                                      --------------------
                                                      March 31,  March 31,
                                                        1997       1996
                                                      --------   --------
         Average Fleet Size (measured in
              twenty-foot equivalent units (TEU))      1,479       2,652
         Average Utilization                              89%         82%



        The Registrant's aging and declining fleet size contributed to a 43% decline in depreciation expense when compared to the same period in the prior year. Rental equipment operating expenses were 11% of the Registrant's gross lease revenue during the three-month period ended March 31, 1997, as compared to 23% during the three-month period ended March 31, 1996. Contributing to the decline were reductions in certain expenses such as repair and maintenance, no longer incurred at levels comparable to prior periods. Additionally, direct operating expenses including storage and handling declined as a result of the Registrant's decision to dispose of its off-hire containers. The Registrant's declining fleet size and related operating results also contributed to a decline in base management and incentive fees, when compared to the same period in the prior year.

        As reported in the Registrant's Current Report on Form 8-K and Amendment No. 1 to Current Report on Form 8-K, filed with the Commission on February 7, 1997 and February 26, 1997, respectively, Arthur Andersen, London, England, resigned as auditors of The Cronos Group, a Luxembourg Corporation headquartered in Orchard Lea, England (the "Parent Company"), on February 3, 1997.

        The Parent Company is the indirect corporate parent of Cronos Capital Corp., the Managing General Partner of the Registrant. In its letter of resignation to the Parent Company, Arthur Andersen states that it resigned as auditors of the Parent Company and all other entities affiliated with the Parent Company. While its letter of resignation was not addressed to the Managing General Partner or the Registrant, Arthur Andersen confirmed to the Managing General Partner that its resignation as auditors of the entities referred to in its letter of resignation included its resignation as auditors of Cronos Capital Corp. and the Registrant.

        The Registrant does not, at this time, have sufficient information to determine the impact, if any, that the concerns expressed by Arthur Andersen in its letter of resignation may have on the future operating results and financial condition of the Registrant or the Leasing Company's ability to manage the Registrant's fleet in subsequent periods. However, the Managing General Partner of the Registrant does not believe, based upon the information currently available to it, that Arthur Andersen's resignation was triggered by any concern over the accounting policies and procedures followed by the Registrant.

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

        Due to the nature and timing of Arthur Andersen's resignation, the Parent Company and Managing General Partner were unable to name a successor auditor on behalf of the Registrant until it retained Moore Stephens, P.C. ("Moore Stephens") on April 10, 1997, as reported in the Registrant's Current Report on Form 8-K, filed April 14, 1997.


        Cautionary Statement

        This Quarterly Report on Form 10-Q contains statements relating to future results of the Registrant, including certain projections and business trends, that are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to changes in: economic conditions; trade policies; demand for and market acceptance of leased marine cargo containers; competitive utilization and per-diem rental rate pressures; as well as other risks and uncertainties, including but not limited to those described in the above discussion of the marine container leasing business under Item 2., Management's Discussion and Analysis of Financial Condition and Results of Operations; and those detailed from time to time in the filings of Registrant with the Securities and Exchange Commission.

                           PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits

Exhibit
   No.                  Description                                               Method of Filing
-------                 -----------                                               ----------------
   3(a)     Limited Partnership Agreement of the Registrant, amended and
            restated as of October 27, 1983                                       *

   3(b)     Certificate of Limited Partnership of the Registrant                  **

   27       Financial Data Schedule                                               Filed with this document



(b)     Reports on Form 8-K

        The Registrant filed a Report on Form 8-K, dated February 7, 1997 and Amendment No. 1 to Report on Form 8-K dated February 26, 1997, reporting the resignation of the Registrant's certifying accountant.

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



                                     IEA MARINE CONTAINER INCOME FUND V(B)

                                     By  Cronos Capital Corp.
                                         The Managing General Partner



                                     By   /s/ JOHN KALLAS
                                         --------------------------------------
                                         John Kallas
                                         Vice President, Treasurer
                                         Principal Finance & Accounting Officer



Date:  June 16, 1997