Form 10-Q
period 1997-06-30
IEA MARINE CONTAINER INCOME FUND V-B
filed 1997-08-13
CIK 727048

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             FOR THE TRANSITION PERIOD FROM _________ TO ________


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [X]   No [ ]

                      IEA MARINE CONTAINER INCOME FUND V(B)

                      REPORT ON FORM 10-Q FOR THE QUARTERLY
                           PERIOD ENDED JUNE 30, 1997

                                TABLE OF CONTENTS


                                                                                            PAGE
PART I - FINANCIAL INFORMATION
  Item 1. Financial Statements

          Balance Sheets - June 30, 1997 (unaudited) and December 31, 1996                    4

          Statements of Operations for the three and six months ended
          June 30, 1997 and 1996 (unaudited)                                                  5

          Statements of Cash Flows for the six months ended June 30, 1997
          and 1996 (unaudited)                                                                6

          Notes to Financial Statements (unaudited)                                           7

  Item 2. Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                              10



PART II - OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K                                                   13

                         PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements

          Presented herein are the Registrant's balance sheets as of June 30, 1997 and December 31, 1996, statements of operations for the three and six months ended June 30, 1997, and 1996, and statements of cash flows for the six months ended June 30, 1997 and 1996.

                      IEA MARINE CONTAINER INCOME FUND V(B)

                                 BALANCE SHEETS

                                   (UNAUDITED)

                                                                            June 30,      December 31,
                                                                              1997            1996
                                                                           ----------     ------------
                   Assets
                   ------
Current assets:
    Cash and cash equivalents, includes $352,473 at June 30, 1997
       and $492,800 at December 31, 1996 in interest-bearing accounts      $  373,276      $  493,149
    Net lease receivables due from Leasing Company (notes 1 and 2)            123,840         202,959
                                                                           ----------      ----------
           Total current assets                                               497,116         696,108
                                                                           ----------      ----------
Container rental equipment, at cost                                         2,494,193       3,051,757
    Less accumulated depreciation                                           1,745,935       2,078,170
                                                                           ----------      ----------
       Net container rental equipment                                         748,258         973,587
                                                                           ----------      ----------
                                                                           $1,245,374      $1,669,695
                                                                           ==========      ==========

              Partners' Capital
              -----------------

Partners' capital:
    General partners                                                       $      981      $    2,207
    Limited partners                                                        1,244,393       1,667,488
                                                                           ----------      ----------
           Total partners' capital                                          1,245,374       1,669,695
                                                                           ----------      ----------
                                                                           $1,245,374      $1,669,695
                                                                           ==========      ==========


   The accompanying notes are an integral part of these financial statements.

                      IEA MARINE CONTAINER INCOME FUND V(B)

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                        Three Months Ended          Six Months Ended
                                                      ----------------------      ----------------------
                                                       June 30,     June 30,      June 30,      June 30,
                                                         1997         1996          1997          1996
                                                      ---------     --------      --------      --------
Net lease revenue (notes 1 and 3)                     $ 72,094      $ 82,338      $164,770      $245,735
Other operating expenses:
     Depreciation                                       33,287        55,382        70,098       119,949
     Other general and administrative expenses           9,899         6,667        18,496        13,537
                                                      --------      --------      --------      --------
                                                        43,186        62,049        88,594       133,486
                                                      --------      --------      --------      --------
         Earnings from operations                       28,908        20,289        76,176       112,249
Other income:
     Interest income                                     4,259         8,506         9,588        14,825
     Net gain on disposal of equipment                  50,945        67,157       101,105       126,772
                                                      --------      --------      --------      --------
                                                        55,204        75,663       110,693       141,597
                                                      --------      --------      --------      --------
         Net earnings                                 $ 84,112      $ 95,952      $186,869      $253,846
                                                      ========      ========      ========      ========
Allocation of net earnings:
     General partners                                 $ 23,994      $ 29,895      $ 53,102      $ 60,937
     Limited partners                                   60,118        66,057       133,767       192,909
                                                      --------      --------      --------      --------
                                                      $ 84,112      $ 95,952      $186,869      $253,846
                                                      ========      ========      ========      ========
Limited partners' per unit share of net earnings      $   3.51      $   3.86      $   7.81      $  11.26
                                                      ========      ========      ========      ========


   The accompanying notes are an integral part of these financial statements.

                      IEA MARINE CONTAINER INCOME FUND V(B)

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                               Six Months Ended
                                                          -------------------------
                                                           June 30,       June 30,
                                                             1997            1996
                                                          ---------       ---------
Net cash provided by operating activities                 $ 195,489       $ 486,776

Cash flows provided by investing activities:
     Proceeds from disposal of equipment                    295,828         450,386

Cash flows used in financing activities:
     Distribution to partners                              (611,190)       (687,587)
                                                          ---------       ---------
Net increase (decrease) in cash and cash equivalents       (119,873)        249,575

Cash and cash equivalents at January 1                      493,149         525,530
                                                          ---------       ---------
Cash and cash equivalents at June 30                      $ 373,276       $ 775,105
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

          As of June 30, 1997, the Partnership owned and operated 657 twenty-foot, 162 forty-foot and 132 forty-foot high-cube marine dry cargo containers.


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


(2)   Net Lease Receivables Due from Leasing Company

      Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, reimbursed administrative expenses and incentive fees payable to CCC and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at June 30, 1997 and December 31, 1996 were as follows:

                                             June 30,  December 31,
                                               1997        1996
                                             --------  ------------

Lease receivables, net of doubtful
  accounts of $104,448 at June 30,
  1997 and $102,500
  at December 31, 1996                       $238,828   $329,620
Less:
Direct operating payables and
  accrued expenses                             54,265     55,994
Damage protection reserve                      19,030     15,045
Base management fees                           11,845     13,743
Reimbursed administrative expenses              2,423      3,353
Incentive fees                                 27,425     38,526
                                             --------   --------
                                             $123,840   $202,959
                                             ========   ========

                      IEA MARINE CONTAINER INCOME FUND V(B)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


(3)   Net Lease Revenue

      Net lease revenue is determined by deducting direct operating expenses, base management and incentive fees and reimbursed administrative expenses to CCC from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three and six-month periods ended June 30, 1997 and 1996, was as follows:


                                                          Three Months Ended           Six Months Ended
                                                         --------------------      ----------------------
                                                         June 30,    June 30,       June 30,     June 30,
                                                           1997        1996          1997         1996
                                                         --------------------      --------      --------
Rental revenue                                           $140,277    $260,535      $299,279      $572,737
 Less:
 Rental equipment operating expenses                       24,771      83,961        42,923       156,435
Base management fees                                        9,594      15,602        20,811        37,108
Incentive fees                                             27,425      65,297        56,808       101,866
Reimbursed administrative expenses                          6,393      13,337        13,967        31,593
                                                         --------    --------      --------      --------
                                                         $ 72,094    $ 82,338      $164,770      $245,735
                                                         ========    ========      ========      ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

It is suggested that the following discussion be read in conjunction with the Registrant's most recent annual report on Form 10-K.

1) Material changes in financial condition between June 30, 1997 and December 31, 1996.

      As discussed in the Registrant's report for the year ended December 31, 1996, the Registrant entered 1997 with a view towards accelerating the disposal of its fleet. During the first six months of 1997, the Registrant disposed of 241 containers as part of its ongoing container operations, contributing to a decline in the Registrant's operating results. At June 30, 1997, 26% of the original equipment remained in the Registrant's fleet, as compared to 33% at December 31, 1996, and was comprised of the following:

                                                   40-Foot
                             40-Foot    20-Foot   High-Cube
                             -------    -------   ---------
Containers on lease:
    Term leases                 50        11         12
    Master lease               543       134        104
                               ---       ---        ---
         Subtotal              593       145        116
Containers off lease            64        17         16
                               ---       ---        ---
    Total container fleet      657       162        132
                               ===       ===        ===



                                                                40-Foot
                                     20-Foot       40-Foot      High-Cube
                                   -----------   -----------  -----------
                                   Units    %    Units   %    Units   %
                                   -----   ---   -----  ----  -----  ----
Total purchases                    2,761   100%   719   100%   150   100%

    Less disposals                 2,104    76%   557    77%    18    12%
                                   -----   ---    ---   ---    ---   ---
Remaining fleet at June 30, 1997     657    24%   162    23%   132    88%
                                   =====   ===    ===   ===    ===   ===

      The Registrant's diminishing fleet size and its related operating performance contributed to a 39% decline in net lease receivables at June 30, 1997, when compared to December 31, 1996. During the second quarter of 1997, distributions from operations and sales proceeds amounted to $264,457, reflecting distributions to the general and limited partners for the first quarter of 1997. This represents a decline from the $346,733 distributed during the first quarter of 1997, reflecting distributions for the fourth quarter of 1996. The Registrant's efforts to accelerate the disposal of the remaining fleet should produce lower operating results and, consequently, lower distributions to its partners in subsequent quarters.

      During 1996, ocean carriers and other transport companies moved away from leasing containers outright, as declining container prices, favorable interest rates and the abundance of available capital resulted in ocean carriers and transport companies purchasing a larger share of equipment for their own account, reducing the demand for leased containers. Once the demand for leased containers began to fall, per-diem rental rates were also adversely affected, contributing to an uncertain start to 1997. Since the beginning of the year, the container leasing industry has experienced an upward trend in container utilization. This trend can also be seen within the Registrant's utilization rate, which increased from 89% at December 31, 1996 to 90% at June 30, 1997. During 1996, shipping lines and other transport companies had reduced their leased fleets to minimal levels in an attempt to reduce costs. However, increasing cargo volumes and continued equipment imbalances within the container fleets of shipping lines and transport companies have established a need for these companies to replenish their leased fleets.

      Although there has been an improvement in container utilization rates, per-diem rental rates continue to remain under pressure. The decline in per-diem rental rates from those evidenced during 1996 can be attributed to the following factors: three new leasing companies have offered new containers and low rental rates in an effort to break into the leasing market; established leasing companies have reduced rates to very low levels; and a continued over supply of containers. Although these conditions are expected to continue to impact the Registrant's financial condition and operating performance throughout 1997, the long-term outlook remains a positive one.


2) Material changes in the results of operations between the three and six-month periods ended June 30, 1997 and the three and six-month periods ended June 30, 1996.

      Net lease revenue for the three and six-month periods ended June 30, 1997 was $72,094 and $164,770, respectively, a decline of 12% and 33% from the same three and six-month periods in the prior year, respectively. Approximately 61% and 54% of the Registrant's net earnings for the three and six-month periods ended June 30, 1997, respectively, were from gain on disposal of equipment, as compared to 70% and 50% for the same three and six-month periods in the prior year, respectively. As the Registrant continues the disposal of its containers in subsequent periods, net gain on disposal should contribute significantly to the Registrant's net earnings.

      Gross rental revenue (a component of net lease revenue) for the three and six-month periods ended June 30, 1997 was $140,277 and $299,279, respectively, reflecting a decline of 46% and 48% from the same three and six-month periods in 1996, respectively. During 1997, gross rental revenue was primarily impacted by the Registrant's diminishing fleet size and a decline in per-diem rental rates. Average per-diem rental rates decreased approximately 12% and 8%, when compared to the same three and six-month periods in the prior year, respectively. Utilization rates increased when compared to the same three and six-month periods in the prior year, as the market demand for leased containers improved since 1996 and the Registrant's continuing disposal of containers reduced the number of off-hire containers. The Registrant's average fleet size and utilization rates for the three and six-month periods ended June 30, 1997 and June 30, 1996 were as follows:


                                               Three Months Ended     Six Months Ended
                                               -------------------   -------------------
                                               June 30,   June 30,   June 30,   June 30,
                                                 1997       1996       1997       1996
                                               --------   --------   --------   --------
Average Fleet Size (measured in
     twenty-foot equivalent units (TEU))        1,296       2,186     1,410      3,331
     Average Utilization                           90%         86%       89%        84%

      Rental equipment operating expenses were 18% and 14% of the Registrant's gross lease revenue during the three and six-month periods ended June 30, 1997, respectively, as compared to 32% and 27% during the same three and six-month periods ended June 30, 1996, respectively. Contributing to these declines were reductions in costs associated with lower utilization levels, including storage and handling. The Registrant's decision to dispose of its off-hire containers also contributed to lower rental equipment operating expenses, as well as lower base management and incentive fees. The Registrant's fleet became fully depreciated during the three-month period ended June 30, 1997, contributing to the decline in depreciation expense.

      As reported in the Registrant's Current Report on Form 8-K and Amendment No. 1 to Current Report on Form 8-K, filed with the Commission on February 7, 1997 and February 26, 1997, respectively, Arthur Andersen, London, England, resigned as auditors of The Cronos Group, a Luxembourg Corporation headquartered in Orchard Lea, England (the "Parent Company"), on February 3, 1997.

      The Parent Company is the indirect corporate parent of Cronos Capital Corp., the managing general partner of the Registrant. In its letter of resignation to the Parent Company, Arthur Andersen states that it resigned as auditors of the Parent Company and all other entities affiliated with the Parent Company. While its letter of resignation was not addressed to the managing general partner or the Registrant, Arthur Andersen confirmed to the managing general partner that its resignation as auditors of the entities referred to in its letter of resignation included its resignation as auditors of Cronos Capital Corp. and the Registrant. Following Arthur Andersen's resignation, the Parent Company subsequently received notification from the Securities and Exchange Commission that it was conducting a private investigation of the Parent Company regarding the events and circumstances leading to Arthur Andersen's resignation. The results of this investigation are still pending. Accordingly, the Registrant does not, at this time, have sufficient information to determine the impact, if any, that the Securities and Exchange Commission investigation of the Parent Company and the concerns expressed by Arthur Andersen in its letter of resignation may have on the future operating results and financial condition of the Registrant or the Leasing Company's ability to manage the Registrant's fleet in subsequent periods. However, the managing general partner of the Registrant does not believe, based upon the information currently available to it, that Arthur Andersen's resignation was triggered by any concern over the accounting policies and procedures followed by the Registrant.

      Arthur Andersen's report on the financial statements of Cronos Capital Corp. and the Registrant, for either of the previous two years, has not contained an adverse opinion or a disclaimer of opinion, nor was any such report qualified or modified as to uncertainty, audit scope, or accounting principles. During the Registrant's previous two fiscal years and the subsequent interim period preceding Arthur Andersen's resignation, there have been no disagreements between Cronos Capital Corp. or the Registrant and Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

      The Registrant retained a new auditor, Moore Stephens, P.C. ("Moore Stephens") on April 10, 1997, as reported in the Registrant's Current Report on Form 8-K, filed April 14, 1997.

      The President of the Leasing Company, a subsidiary of the Parent Company, along with two marketing Vice Presidents, resigned in June 1997. These vacancies were filled by qualified, long-time employees who average over 15 years of experience in the container leasing industry, therefore providing continuity in the management of the Leasing Company. The Registrant and managing general partner do not believe these changes will have a material impact on the future operating results and financial condition of the Registrant.

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



Date:  August 14, 1997

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