Form 10-Q
period 1997-09-30
IEA MARINE CONTAINER INCOME FUND V-B
filed 1997-11-10
CIK 727048

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO ________


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

                      IEA MARINE CONTAINER INCOME FUND V(B)

                      REPORT ON FORM 10-Q FOR THE QUARTERLY
                         PERIOD ENDED SEPTEMBER 30, 1997

                                TABLE OF CONTENTS

                                                                                PAGE
PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Balance Sheets - September 30, 1997 (unaudited) and December 31,
           1996                                                                   4

           Statements of Operations for the three and nine months ended
           September 30, 1997 and 1996 (unaudited)                                5

           Statements of Cash Flows for the nine months ended September 30,
           1997 and 1996 (unaudited)                                              6

           Notes to Financial Statements (unaudited)                              7

  Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                                 10


PART II - OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K                                      13


                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

         Presented herein are the Registrant's balance sheets as of September 30, 1997 and December 31, 1996, statements of operations for the three and nine months ended September 30, 1997, and 1996, and statements of cash flows for the nine months ended September 30, 1997 and 1996.

                      IEA MARINE CONTAINER INCOME FUND V(B)

                                 BALANCE SHEETS

                                   (UNAUDITED)

                                                                         September 30,  December 31,
                                                                             1997           1996
                                                                          ----------     ----------
           Assets
Current assets:
   Cash and cash equivalents, includes $291,932 at September 30, 1997
      and $492,800 at December 31, 1996 in interest-bearing accounts      $  319,530     $  493,149
   Net lease receivables due from Leasing Company
      (notes 1 and 2)                                                        116,328        202,959
                                                                          ----------     ----------

         Total current assets                                                435,858        696,108
                                                                          ----------     ----------

Container rental equipment, at cost                                        2,274,071      3,051,757
   Less accumulated depreciation                                           1,617,014      2,078,170
                                                                          ----------     ----------
      Net container rental equipment                                         657,057        973,587
                                                                          ----------     ----------

                                                                          $1,092,915     $1,669,695
                                                                          ==========     ==========
          Partners' Capital

Partners' capital:
   General partners                                                       $    1,194     $    2,207
   Limited partners                                                        1,091,721      1,667,488
                                                                          ----------     ----------

         Total partners' capital                                           1,092,915      1,669,695
                                                                          ----------     ----------

                                                                          $1,092,915     $1,669,695
                                                                          ==========     ==========


The accompanying notes are an integral part of these financial statements.

                      IEA MARINE CONTAINER INCOME FUND V(B)

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                         Three Months Ended                Nine Months Ended
                                                   ------------------------------    ------------------------------
                                                   September 30,    September 30,    September 30,    September 30,
                                                       1997             1996             1997             1996
                                                   -------------    -------------    -------------    -------------
Net lease revenue (notes 1 and 3)                    $ 76,081         $119,370         $240,851         $365,105

Other operating expenses:
  Depreciation                                             --           46,926           70,098          166,875
  Other general and administrative expenses             8,331            7,762           26,827           21,299
                                                     --------         --------         --------         --------

                                                        8,331           54,688           96,925          188,174
                                                     --------         --------         --------         --------
    Earnings from operations                           67,750           64,682          143,926          176,931

Other income:
  Interest income                                       3,568            9,978           13,156           24,803
  Net gain on disposal of equipment                    23,050           53,839          124,155          180,611
                                                     --------         --------         --------         --------
                                                       26,618           63,817          137,311          205,414
                                                     --------         --------         --------         --------
    Net earnings                                     $ 94,368         $128,499         $281,237         $382,345
                                                     ========         ========         ========         ========
Allocation of net earnings:
  General partners                                   $ 22,153         $ 52,725         $ 75,255         $113,662
  Limited partners                                     72,215           75,774          205,982          268,683
                                                     --------         --------         --------         --------
                                                     $ 94,368         $128,499         $281,237         $382,345
                                                     ========         ========         ========         ========
Limited partners' per unit share of net earnings     $   4.21         $   4.42         $  12.02         $  15.68
                                                     ========         ========         ========         ========


   The accompanying notes are an integral part of these financial statements.

                      IEA MARINE CONTAINER INCOME FUND V(B)

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                               Nine Months Ended
                                                         -----------------------------
                                                         September 30,   September 30,
                                                             1997           1996
                                                         -----------      -----------
Net cash provided by operating activities                $   284,823      $   452,259

Cash flows provided by investing activities:
  Proceeds from disposal of equipment                        399,575          861,429

Cash flows used in financing activities:
  Distribution to partners                                  (858,017)      (1,275,271)
                                                         -----------      -----------

Net increase (decrease) in cash and cash equivalents        (173,619)          38,417

Cash and cash equivalents at January 1                       493,149          525,530
                                                         -----------      -----------

Cash and cash equivalents at September 30                $   319,530      $   563,947
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

         As of September 30, 1997, 24% of the original equipment remained in the Partnership's fleet and was comprised of 586 twenty-foot, 146 forty-foot and 128 forty-foot high-cube marine dry cargo containers. Commencing in 1991, the Partnership's 10th year of operations, the Partnership began focusing its attention on the disposition of its fleet in accordance with another of its original investment objectives, realizing the residual value of its containers after the expiration of their economic useful lives, estimated to be between 10 to 15 years after placement in leased service. During this phase, the Partnership has actively disposed of containers within its fleet, while cash proceeds from equipment disposals, in addition to cash from operations, provided the cash flow for distributions to the limited partners. The Partnership, having completed its 15th year of operations, will focus its attention during the remainder of 1997 and subsequent periods on disposing its remaining fleet.


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


(2)  Net Lease Receivables Due from Leasing Company

     Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, reimbursed administrative expenses and incentive fees payable to CCC and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at September 30, 1997 and December 31, 1996 were as follows:

                                                    September 30, December 31,
                                                        1997        1996
                                                    ------------- ------------
Lease receivables, net of doubtful accounts
   of $105,146 at September 30, 1997 and $102,500
   at December 31, 1996                               $196,690     $329,620
Less:
Direct operating payables and accrued expenses          29,818       55,994
Damage protection reserve                               17,648       15,045
Base management fees                                     8,549       13,743
Reimbursed administrative expenses                       2,146        3,353
Incentive fees                                          22,201       38,526
                                                      --------     ---------
                                                      $116,328     $202,959
                                                      ========     ========

                                                                     (Continued)

                      IEA MARINE CONTAINER INCOME FUND V(B)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


(3)  Net Lease Revenue

     Net lease revenue is determined by deducting direct operating expenses, base management and incentive fees and reimbursed administrative expenses to CCC from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three and nine-month periods ended September 30, 1997 and 1996, was as follows:


                                              Three Months Ended            Nine Months Ended
                                           --------------------------   ---------------------------
                                           September 30, September 30,  September 30, September 30,
                                               1997         1996            1997         1996
                                           ------------- -------------  ------------- -------------
         Rental revenue                      $124,435     $224,568      $ 423,714      $797,305
         Less:
         Rental equipment operating expenses   11,695       33,385         54,618       189,820
         Base management fees                   8,686       15,744         29,497        52,852
         Incentive fees                        22,201       44,403         79,009       146,269
         Reimbursed administrative expenses     5,772       11,666         19,739        43,259
                                            ---------     --------       --------      --------
                                            $  76,081     $119,370      $ 240,851      $365,105
                                            =========     ========        =======       =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

It is suggested that the following discussion be read in conjunction with the Registrant's most recent annual report on Form 10-K.

1) Material changes in financial condition between September 30, 1997 and December 31, 1996.

     As discussed in the Registrant's report for the year ended December 31, 1996, the Registrant entered 1997 with a view towards accelerating the disposal of its fleet. During the first nine months of 1997, the Registrant disposed of 332 containers as part of its ongoing container operations, contributing to a decline in the Registrant's operating results. At September 30, 1997, 24% of the original equipment remained in the Registrant's fleet, as compared to 33% at December 31, 1996, and was comprised of the following:

                                                                            40-Foot
                                             20-Foot       40-Foot         High-Cube
                                             -------       -------         ---------
      Containers on lease:
         Term leases                            53             7               13
         Master lease                          478           125              103
                                               ---           ---              ---
             Subtotal                          531           132              116
      Containers off lease                      55            14               12
                                              ----          ----             ----
         Total container fleet                 586           146              128
                                               ===           ===              ===

                                                                                         40-Foot
                                              20-Foot              40-Foot              High-Cube
                                          ---------------      ---------------       ---------------
                                          Units        %       Units        %        Units       %
                                          -----        -       -----        -        -----       -
Total purchases                           2,761       100%       719       100%       150       100%
   Less disposals                         2,175        79%       573        80%        22        15%
                                          -----     -----      -----     -----      -----     -----
Remaining fleet at September 30, 1997       586        21%       146        20%       128        85%
                                          =====     =====      =====     =====      =====     =====


     The Registrant's diminishing fleet size and its related operating performance contributed to a 43% decline in net lease receivables at September 30, 1997, when compared to December 31, 1996. During the third quarter of 1997, distributions from operations and sales proceeds amounted to $246,827, reflecting distributions to the general and limited partners for the second quarter of 1997. This represents a decline from the $264,457 distributed during the second quarter of 1997, reflecting distributions for the first quarter of 1997. The Registrant's efforts to accelerate the disposal of the remaining fleet should produce lower operating results and, consequently, lower distributions to its partners in subsequent quarters.

     During 1996, ocean carriers and other transport companies moved away from leasing containers outright, as declining container prices, favorable interest rates and the abundance of available capital resulted in ocean carriers and transport companies purchasing a larger share of equipment for their own account, reducing their need for leased containers. Once the demand for leased containers began to fall, per-diem rental rates were also adversely affected. Since the beginning of 1997, the container leasing industry has experienced a modest recovery as indicated by an upward trend in container utilization. This trend can also be seen within the Registrant's utilization rate, which increased from 89% at December 31, 1996 to 91% at September 30, 1997. Increasing cargo volumes and continuing equipment imbalances within the container fleets of shipping lines and transport companies have re-established a need for these companies to replenish their leased fleets during 1997.

     Although there has been an improvement in container utilization rates, per-diem rental rates continue to remain under pressure as a result of the following factors: start-up leasing companies offering new containers and low rental rates in an effort to break into the leasing market; established leasing companies reducing rates to very low levels; and a continuing oversupply of containers. The recent volatility of the Hong Kong and other Asian financial markets and its impact on trade, shipping, and container leasing, especially intra-Asia and Asia-Europe routes, has yet to be determined. While these conditions could impact the Registrant's financial condition and operating performance through the remainder of 1997 and first half of 1998, the Registrant is well positioned to take advantage of further improvements in the container leasing market.


2) Material changes in the results of operations between the three and nine-month periods ended September 30, 1997 and the three and nine-month periods ended September 30, 1996.

     Net lease revenue for the three and nine-month periods ended September 30, 1997 was $76,081 and $240,851, respectively, a decline of 36% and 34%, respectively, from the same three and nine-month periods in the prior year. Approximately 24% and 44% of the Registrant's net earnings for the three and nine-month periods ended September 30, 1997, respectively, were from gain on disposal of equipment, as compared to 42% and 47%, respectively, for the same three and nine-month periods in the prior year. As the Registrant continues the disposal of its containers in subsequent periods, net gain on disposal may fluctuate and should contribute significantly to the Registrant's net earnings.

     Gross rental revenue (a component of net lease revenue) for the three and nine-month periods ended September 30, 1997 was $124,435 and $423,714, respectively, reflecting a decline of 45% and 47% from the same three and nine-month periods in 1996, respectively. During 1997, gross rental revenue was primarily impacted by the Registrant's diminishing fleet size and a decline in per-diem rental rates. Average per-diem rental rates decreased approximately 13% and 10%, respectively, when compared to the same three and nine-month periods in the prior year. Utilization rates increased when compared to the same three and nine-month periods in the prior year, as the demand for leased containers improved and the Registrant continued disposing of containers, reducing the number of off-hire containers within its fleet. The Registrant's average fleet size and utilization rates for the three and nine-month periods ended September 30, 1997 and September 30, 1996 were as follows:

                                            Three Months Ended          Nine Months Ended
                                       ---------------------------- ---------------------------
                                       September 30,  September 30, September 30, September 30,
                                           1997          1996         1997         1996
                                           ----          ----         ----         ----
Average Fleet Size (measured in
  twenty-foot equivalent units (TEU)       1,162        1,850        1,336        2,230
Average Utilization                           92%          91%          90%          86%


     Rental equipment operating expenses were 9% and 13%, respectively, of the Registrant's gross lease revenue during the three and nine-month periods ended September 30, 1997, as compared to 15% and 24%, respectively, during the same three and nine-month periods ended September 30, 1996. Contributing to these declines were reductions in costs associated with higher utilization levels, including storage and handling, as well as a decline in repair and maintenance. The Registrant's decision to dispose of its off-hire containers also contributed to lower rental equipment operating expenses, as well as lower base management and incentive fees. The Registrant's fleet became fully depreciated during the second quarter of 1997, contributing to the decline in depreciation expense.

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

(a)  Exhibits

           Exhibit
             No.                           Description                               Method of Filing
           -------                         -----------                               ----------------
             3(a)    Limited Partnership Agreement of the Registrant,                *
                     amended and restated as of October 27, 1983

             3(b)    Certificate of Limited Partnership of the Registrant            **

             27      Financial Data Schedule                                         Filed with this document


(b)  Reports on Form 8-K

     No report on Form 8-K were filed by the Registrant during the quarter ended September 30, 1997.



-------------

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



                             IEA MARINE CONTAINER INCOME FUND V(B)

                             By   Cronos Capital Corp.
                                  The Managing General Partner



                             By    /s/ JOHN KALLAS
                                -----------------------------------------
                                  John Kallas
                                  Vice President, Treasurer
                                  Principal Finance & Accounting Officer



Date: November 10, 1997

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




-------------

* Incorporated by reference to Exhibit "A" to the Prospectus of the Registrant dated October 28, 1983, included as part of Registration Statement on Form S-1 (No. 2-86324)

** Incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-1 (No. 2-86324)