Form 10-K
period 1997-12-31
IEA MARINE CONTAINER INCOME FUND V-B
filed 1998-03-31
CIK 727048

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
            ACT OF 1934 [NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996].

                   For the fiscal year ended December 31, 1997
                                             -----------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                          ACT OF 1934 [NO FEE REQUIRED]

              For the transition period from ________ to ________.

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

           Securities registered pursuant to Section 12(b) of the Act:

                                            Name of each exchange on
         Title of each class                    which registered
         -------------------                    ----------------
           Not Applicable
     ---------------------------          ----------------------------

           Securities registered pursuant to Section 12(g) of the Act:

                     UNITS OF LIMITED PARTNERSHIP INTERESTS
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X  .  No      .
                                        -----      -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant is not applicable.

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

Item 9 - Changes in and Dis-  Current Report on Form 8-K of IEA Marine Container
        agreements with       Income Fund V(B), filed February 7, 1997 and April
        Accountants on        14, 1997, respectively, and Amendment No. 1 to
        Accounting and        Current Report on Form 8-K filed February 26,
        Financial Disclosure  1997.

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

   The Registrant raised $8,567,100 in subscription proceeds. The following table sets forth the use of said subscription proceeds:

                                                                Percentage of
                                                     Amount     Gross Proceeds
                                                   ----------   --------------
        Gross Subscription Proceeds                $8,567,100       100.0%

        Public Offering Expenses:
            Underwriting Commissions               $  851,300        10.0%
            Offering and Organization Expenses     $  221,805         2.6%
                                                   ----------       -----

            Total Public Offering Expenses         $1,073,105        12.6%
                                                   ----------       -----

        Net Proceeds                               $7,493,995        87.4%

        Acquisition Fees                           $  357,720         4.2%

        Working Capital Reserve                    $  142,395         1.6%
                                                   ----------       -----

        Gross Proceeds Invested in Equipment       $6,993,880        81.6%
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

   The Parent Company is the indirect corporate parent of CCC, the Managing General Partner of the Partnership. In its letter of resignation to the Parent Company, Arthur Andersen stated that it resigned as auditors of the Parent Company and all other entities affiliated with the Parent Company. While its letter of resignation was not addressed to CCC, Arthur Andersen confirmed to CCC that its resignation as auditors of the entities referred to in its letter of resignation included its resignation as auditors of CCC and the Registrant.

   CCC does not believe, based upon the information currently available to it, that Arthur Andersen's resignation was triggered by any concern over the accounting policies and procedures followed by the Registrant.

   Arthur Andersen's report on the financial statements of CCC and the Registrant, for years preceding 1996, has not contained an adverse opinion or a disclaimer of opinion, nor was any such report qualified or modified as to uncertainty, audit scope, or accounting principles.

   During the Registrant's 1995 fiscal year and the subsequent interim period preceding Arthur Andersen's resignation, there have been no disagreements between CCC or the Registrant and Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

   The Registrant retained a new auditor, Moore Stephens, P.C. on April 10, 1997, as reported in its Current Report on Form 8-K, filed April 14, 1997.

   In connection with its resignation, Arthur Andersen also prepared a report pursuant to the provisions of Section 10A(b)(2) of the Securities Exchange Act of 1934, as amended, for filing by the Parent Company with the Securities and Exchange Commission (the "SEC"). Following the report of Arthur Andersen, the SEC, on February 10, 1997, commenced a private investigation of the Parent Company for the purpose of investigating the matters discussed in such report and related matters. The Registrant does not believe that the focus of the SEC's investigation is upon the Registrant or CCC. CCC is unable to predict the outcome of the SEC's ongoing private investigation of the Parent Company.

   In 1993, the Parent Company negotiated a credit facility (hereinafter, the "Credit Facility") with several banks for the use of the Parent Company and its affiliates, including CCC. At December 31, 1996, approximately $73,500,000 in principal indebtedness was outstanding under the Credit Facility. As a party to the Credit Facility, CCC is jointly and severally liable for the repayment of all principal and interest owed under the Credit Facility. The obligations of CCC, and the five other subsidiaries of the Parent Company that are borrowers under the Credit Facility, are guaranteed by the Parent Company.

   Following negotiations in 1997 with the banks providing the Credit Facility, an Amended and Restated Credit Agreement was executed in June 1997, subject to various actions being taken by the Parent Company and its subsidiaries, primarily relating to the provision of additional collateral. This Agreement was further amended in July 1997 and the provisions of the Agreement and its Amendment converted the facility to a term loan, payable in installments, with a final maturity date of May 31, 1998. At December 31, 1997, approximately $37,600,000 was outstanding under the Credit Facility.

   The terms of the Agreement and its Amendment also provide for additional security over shares in the subsidiary of the Parent Company that owns the head office of the Parent Company's container leasing operations. They also provided for the loans to Stefan M. Palatin, the Chairman of the Parent Company (the "Chairman") and its Chief Executive Officer (and a Director of CCC), of approximately $5,990,000 and $3,700,000 (totaling approximately $9,690,000) to be restructured as obligations of the Chairman to another subsidiary of the Parent Company. These obligations have been collaterally assigned to the lending banks, together with the pledge of 1,000,000 shares of the Parent Company's Common Stock owned by the Chairman. These 1,000,000 shares represent 11% of the issued and outstanding shares of Common Stock of the Parent Company as of December 31, 1997. The shares of the Parent Company are traded on NASDAQ (CRNSF). (The Chairman, including the 1,000,000 shares pledged to the banks, owns approximately 55% of the issued and outstanding shares of Common Stock of the Parent Company as of December 31, 1997). Additionally, CCC granted the lending banks a security interest in the fees to which it is entitled for the services it renders to the container leasing partnerships of which it acts as general partner, including its fee income payable by the Partnership.

   The lending banks have indicated that they will not renew the Credit Facility, and the Parent Company has yet to secure a source for repayment of the balance due under the Credit Facility at May 31, 1998. CCC is currently in discussions with the management of the Parent Company to provide assurance that the management of the container leasing partnerships managed by CCC, including the Registrant, is not disrupted pending a refinancing or reorganization of the indebtedness of the Parent Company and its affiliates.

   The Registrant is not a borrower under the Credit Facility, and neither the containers nor the other assets of the Registrant have been pledged as collateral under the Credit Facility.

   The Registrant is unable to determine the impact, if any, these concerns may have on the future operating results and financial condition of the Registrant or CCC and the Leasing Company's ability to manage the Registrant's fleet in subsequent periods.


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

   During 1994 and 1995, the world's major industrialized nations emerged from a global economic recession. Consequently, excess equipment inventories that had resulted from the sluggish growth in world trade during 1992 and 1993, as well as increased production capacity, were absorbed. However, since 1995, the growth of the industry's fleet, as well as containership tonnage, outpaced increases in world containerized trade and resulted in a steady decline in container prices to levels not seen in a decade. Consequently, ocean carriers reduced their holding of leased container equipment and increased the number of containers purchased for their own account. Additionally, ocean carriers, through the efforts of strategic shipping alliances, were able to increase the efficiency of utilizing owned containers, further reducing their reliance on leased containers. As a result, the container leasing industry has, since mid - 1995, experienced a decline in container utilization and per-diem rental rates.

   The Registrant believes that the favorable growth of containerization has been and will be impacted in subsequent years for the following reasons:

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

   o Countries with rapidly-growing economies in emerging markets are continuing to build new container port facilities that accommodate an increased flow of containerized trade; and

   o Trade agreements, such as the North American Free Trade Agreement ("NAFTA") and the General Agreement on Tariffs and Trade ("GATT"), should further stimulate world trade, and, therefore containerized trade.

   The container leasing industry has been a significant contributor to the growth of containerization. To an ocean carrier, the primary benefits of leasing rather than owning containers are as follows:

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

   Of the 526 twenty-foot, 128 forty-foot and 125 forty-foot high-cube dry cargo containers owned by the Registrant as of December 31, 1997, 483 twenty-foot (or 92% thereof), 116 forty-foot (or 91% thereof) and 113 forty-foot high-cube dry cargo containers (or 90% thereof) were on lease. The following table sets forth the information on the lease terms with respect to the containers on lease:

                                                   Number of
                                                   Containers
                                                   ----------
        20-Foot Dry Cargo Containers:
          Term Leases                                  51
          Master Leases                               432

        40-Foot Dry Cargo Containers:
          Term Leases                                   7
          Master Leases                               109

        40-Foot High-Cube Dry Cargo Containers:
          Term Leases                                  15
          Master Leases                                98

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

   The Registrant's sales and marketing operations are conducted through the Leasing Company, in the United Kingdom, with support provided by area offices and dedicated agents located in San Francisco, California; Iselin, New Jersey; Windsor, England; Hamburg; Antwerp; Auckland; Genoa; Singapore; Hong Kong; Sydney; Tokyo; Taipei; Seoul; Rio de Janeiro; and Shanghai. Each of the Leasing Company's area offices and dedicated agents is staffed with local people familiar with the customers and language of the region. The Leasing Company's marketing directors have been employed in the container industry in their respective regions for an average of 12 years, building direct personal relationships with the local ocean carriers and locally-based representatives of other ocean carriers.

   The Leasing Company also maintains agency relationships with over 45 independent agents around the world, who are generally paid a commission based upon the amount of revenues they generate in the region or the number of containers that are leased from their area on behalf of the Registrant. They are located in jurisdictions where the volume of the Leasing Company's business necessitates a presence in the area but is not sufficient to justify a fully-functioning Leasing Company office or dedicated agent. These agents provide marketing support to the area offices covering the region, together with limited operational support.

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

   The Registrant relies upon the financial and operational systems provided by the Leasing Company and its affiliates, as well as the systems provided by other independent third parties. The Registrant has received assurances from the Leasing Company and independent third parties, indicating that plans have been developed and implemented to address issues related to the impact year 2000 will have on these systems. The financial impact of making these required system changes is not expected to be material to the Registrant's financial position, results of operations or cash flows.

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

   (c)(1)(vii) For the fiscal year ended December 31, 1997, no single lessee accounted for 10% or more of the Registrant's rental income. The Registrant does not believe that its ongoing business is dependent upon a single customer, although the loss of one or more of its largest customers could have an adverse effect upon its business.

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

   The Leasing Company, on behalf of the Registrant, competes with various container leasing companies in the markets in which it conducts business, including Transamerica Leasing, GE-Seaco, Florens Container Corp., Textainer Group, Triton Container International, Interpool Inc., Xtra Group, Container Applications Inc. and others. During 1996 and 1997, two of the container leasing industry's largest mergers transpired. The acquisition of Trans Ocean Ltd by Transamerica Leasing in 1996, and the 1997 merger between the fleets of Genstar Container Corp. and Sea Containers to form GE-Seaco, resulted in the creation of the two largest leasing organizations in the container leasing industry. It is estimated that, at the end of 1997, these two organizations controlled approximately 45% of the worldwide leased container fleet. These and other competitors of the Leasing Company may have greater financial resources and may be capable of offering lower per-diem rates. Since 1996, the container leasing industry has also experienced the formation of new leasing companies, which have been able to compete at lower per-diem rates as a result of the decline in container prices and cost of capital. In the Leasing Company's experience, however, ocean carriers will generally lease containers from more than one leasing company in order to minimize dependence on a single supplier. In addition, not all container leasing companies compete in the same market, as some supply only dry cargo containers and not specialized containers, while others offer only long-term leasing.

   (c)(1)(xi) Inapplicable.

   (c)(1)(xii) Inapplicable.

   (c)(1)(xiii) The Registrant, as a limited partnership, is managed by CCC, the managing general partner, and accordingly does not itself have any employees. CCC has 19 employees, consisting of 4 officers, 4 other managers and 11 clerical and staff personnel.

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

   Rental income from leases to foreign customers exceeded 90% of the Registrant's total rental income for the years 1997, 1996 and 1995. The Registrant believes that the profitability of, and risks associated with, leases to foreign customers is generally the same as those of leases to domestic customers. The Registrant's leases generally require all payments to be made in United States currency.

Item 2. Properties

   As of December 31, 1997, the Registrant owned 526 twenty-foot, 128 forty-foot and 125 forty-foot high-cube marine dry cargo containers suitable for transporting cargo by rail, sea or highway. The Registrant's containers were originally acquired from four container manufacturers located in Korea and the People's Republic of China. The average age and manufacturers' invoice cost of the containers in the Registrant's fleet as of December 31, 1997 were as follows:

                                                  Estimated
                                                 Useful Life    Average Age  Average Cost
                                                 -----------    -----------  ------------
        20-Foot Dry Cargo Containers             10-15 years     13 years       $2,002
        40-Foot Dry Cargo Containers             10-15 years     13 years       $3,018
        40-Foot High-Cube Dry Cargo Containers   10-15 years     9 years        $5,218

   Utilization by lessees of the Registrant's containers fluctuates over time depending on the supply of and demand for containers in the Registrant's inventory locations. During 1997, utilization of the Registrant's containers averaged 91%.

   During 1997, the Registrant disposed of 311 twenty-foot, 92 forty-foot containers and 10 forty-foot high-cube marine dry cargo containers at an average book gain of $422 per container.

Item 3. Legal Proceedings

   As reported in the Registrant's Current Report on Form 8-K and Amendment No. 1 to Current Report on Form 8-K, filed with the Commission on February 7, 1997 and February 26, 1997, respectively, Arthur Andersen, London, England, resigned as auditors of The Cronos Group, a Luxembourg Corporation headquartered in Orchard Lea, England (the "Parent Company"), on February 3, 1997.

   The Parent Company is the indirect corporate parent of CCC, the Managing General Partner of the Partnership. In its letter of resignation to the Parent Company, Arthur Andersen stated that it resigned as auditors of the Parent Company and all other entities affiliated with the Parent Company. While its letter of resignation was not addressed to CCC, Arthur Andersen confirmed to CCC that its resignation as auditors of the entities referred to in its letter of resignation included its resignation as auditors of CCC and the Registrant.

   CCC does not believe, based upon the information currently available to it, that Arthur Andersen's resignation was triggered by any concern over the accounting policies and procedures followed by the Registrant.

   Arthur Andersen's report on the financial statements of CCC and the Registrant, for years preceding 1996, has not contained an adverse opinion or a disclaimer of opinion, nor was any such report qualified or modified as to uncertainty, audit scope, or accounting principles.

   During the Registrant's 1995 fiscal year and the subsequent interim period preceding Arthur Andersen's resignation, there have been no disagreements between CCC or the Registrant and Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

   The Registrant retained a new auditor, Moore Stephens, P.C. on April 10, 1997, as reported in its Current Report on Form 8-K, filed April 14, 1997.

   In connection with its resignation, Arthur Andersen also prepared a report pursuant to the provisions of Section 10A(b)(2) of the Securities Exchange Act of 1934, as amended, for filing by the Parent Company with the Securities and Exchange Commission (the "SEC"). Following the report of Arthur Andersen, the SEC, on February 10, 1997, commenced a private investigation of the Parent Company for the purpose of investigating the matters discussed in such report and related matters. The Registrant does not believe that the focus of the SEC's investigation is upon the Registrant or CCC. CCC is unable to predict the outcome of the SEC's ongoing private investigation of the Parent Company.

   In 1993, the Parent Company negotiated a credit facility (hereinafter, the "Credit Facility") with several banks for the use of the Parent Company and its affiliates, including CCC. At December 31, 1996, approximately $73,500,000 in principal indebtedness was outstanding under the Credit Facility. As a party to the Credit Facility, CCC is jointly and severally liable for the repayment of all principal and interest owed under the Credit Facility. The obligations of CCC, and the five other subsidiaries of the Parent Company that are borrowers under the Credit Facility, are guaranteed by the Parent Company.

   Following negotiations in 1997 with the banks providing the Credit Facility, an Amended and Restated Credit Agreement was executed in June 1997, subject to various actions being taken by the Parent Company and its subsidiaries, primarily relating to the provision of additional collateral. This Agreement was further amended in July 1997 and the provisions of the Agreement and its Amendment converted the facility to a term loan, payable in installments, with a final maturity date of May 31, 1998. At December 31, 1997, approximately $37,600,000 was outstanding under the Credit Facility.

   The terms of the Agreement and its Amendment also provide for additional security over shares in the subsidiary of the Parent Company that owns the head office of the Parent Company's container leasing operations. They also provided for the loans to Stefan M. Palatin, the Chairman of the Parent Company (the "Chairman") and its Chief Executive Officer (and a Director of CCC), of approximately $5,990,000 and $3,700,000 (totaling approximately $9,690,000) to be restructured as obligations of the Chairman to another subsidiary of the Parent Company. These obligations have been collaterally assigned to the lending banks, together with the pledge of 1,000,000 shares of the Parent Company's Common Stock owned by the Chairman. These 1,000,000 shares represent 11% of the issued and outstanding shares of Common Stock of the Parent Company as of December 31, 1997. The shares of the Parent Company are traded on NASDAQ (CRNSF). (The Chairman, including the 1,000,000 shares pledged to the banks, owns approximately 55% of the issued and outstanding shares of Common Stock of the Parent Company as of December 31, 1997). Additionally, CCC granted the lending banks a security interest in the fees to which it is entitled for the services it renders to the container leasing partnerships of which it acts as general partner, including its fee income payable by the Partnership.

   The lending banks have indicated that they will not renew the Credit Facility, and the Parent Company has yet to secure a source for repayment of the balance due under the Credit Facility at May 31, 1998. CCC is currently in discussions with the management of the Parent Company to provide assurance that the management of the container leasing partnerships managed by CCC, including the Registrant, is not disrupted pending a refinancing or reorganization of the indebtedness of the Parent Company and its affiliates.

   The Registrant is not a borrower under the Credit Facility, and neither the containers nor the other assets of the Registrant have been pledged as collateral under the Credit Facility.

   The Registrant is unable to determine the impact, if any, these concerns may have on the future operating results and financial condition of the Registrant or CCC and the Leasing Company's ability to manage the Registrant's fleet in subsequent periods.


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

   (a)(1)(ii) Inapplicable.

   (a)(1)(iii) Inapplicable.

   (a)(1)(iv) Inapplicable.

   (a)(1)(v) Inapplicable.

   (a)(2) Inapplicable.

   (b)  Holders

                                              Number of Unit Holders
   (b)(1) Title of Class                      as of December 31, 1997
          --------------                      -----------------------
          Units of limited partnership
            interests                                 1,121

   (c)  Dividends

   Inapplicable. For the distributions made by the Registrant to its limited partners, see Item 6 below, "Selected Financial Data."

Item 6. Selected Financial Data

                                                                    Year Ended December 31,
                                              ----------------------------------------------------------------------
                                                 1997           1996           1995           1994           1993
                                                 ----           ----           ----           ----           ----
      Net lease revenue                       $  319,552     $  496,809     $  875,461     $  947,904     $1,272,511
      Net earnings                            $  398,728     $  527,169     $  720,755     $  729,892     $  919,413
      Net earnings per unit of
        limited partnership interest          $    17.81     $    22.03     $    34.05     $    35.02     $    46.22

      Cash distributions per unit of
        limited partnership interest          $    56.25     $    89.06     $    82.81     $    81.25     $    68.75
      At year-end:
      Total assets                            $1,010,594     $1,669,695     $2,817,422     $3,654,025     $4,452,107
      Partners' capital                       $1,010,594     $1,669,695     $2,817,422     $3,654,025     $4,452,107

----------

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

   At December 31, 1997, the Registrant had $303,602 in cash and cash equivalents, a decrease of $189,547 and $221,928 from the December 31, 1996 and 1995 balances, respectively. Contributing to the decline in cash was the Registrant's diminishing fleet size, as well as its related operating performance.

   The Registrant's allowance for doubtful accounts declined from $102,500 at December 31, 1996 to $14,451 at December 31, 1997. This decrease was a direct result of the Leasing Company's decision, after exhausting all other alternatives, to write-off $83,506 of outstanding receivable balances that were specifically reserved for in prior years and considered to be uncollectable.

   During the Registrant's first 11 years of operations, its primary objective was to generate cash flow from operations for distribution to its limited partners. Aside from the initial working capital reserve retained from the gross subscription proceeds (equal to approximately 1.6% of such proceeds), the Registrant relied primarily on container rental receipts to meet this objective as well as to finance current operating needs. No credit lines are maintained to finance working capital. Commencing in 1994, the Registrant's 11th year of operations, the Registrant began focusing its attention on the disposition of its fleet in accordance with another of its original investment objectives, realizing the residual value of its containers after the expiration of their economic useful lives, estimated to be between 10 to 15 years after placement in leased service. Since that time, the Registrant has been actively disposing of its fleet, while cash proceeds from equipment disposals, in addition to cash from operations, have provided the cash flow for distributions to the limited partners. The decision to dispose of containers is influenced by various factors including age, condition, suitability for continued leasing as well as the geographical location when disposed. During 1998, the Registrant expects to enter the final phase of its liquidation and wind-up stage of operations, by disposing of its remaining fleet and focusing on the collection of its lease receivables, a component of net lease receivables. The Registrant anticipates that after the remaining net lease receivables and liabilities are collected and discharged during 1998, or as soon as practicable, the Registrant will undertake a final distribution to its partners and proceed to cancel the Certificate of Limited Partnership, thus terminating the Partnership. The Partnership will then be dissolved.

   Cash distributions from operations were originally allocated 5% to the general partners and 95% to the limited partners. In 1991, pursuant to Section 6.1(c) of the Partnership Agreement, the allocations among the general partners and limited partners were adjusted to 8% and 92%, respectively. This sharing arrangement remained in place until 1992, at which time the limited partners received from the Registrant aggregate distributions in an amount equal to their adjusted capital contributions, plus an 8% cumulative, compounded (daily), annual return on their adjusted capital contributions. Thereafter, all distributions have been allocated 18% to the general partners and 82% to the limited partners, pursuant to Sections 6.1(b) and (c) of the Partnership Agreement. Cash distributions to the general partners in excess of 8% of distributable cash are considered to be incentive fees and are compensation to the general partners.

   From inception through February 28, 1998, the Registrant has distributed $15,043,765 in cash from operations and $2,612,968 in cash from sales proceeds to its limited partners. This represents total distributions of $17,656,733 or 206% of the Registrant's original limited partners' investment. Distributions to the partners are determined and paid quarterly, based primarily on each quarter's cash flow from operations and cash generated from container sales. Quarterly distributions are also affected by periodic increases or decreases to working capital reserves, as deemed appropriate by the managing general partner. The Registrant's efforts to dispose of the remaining fleet should produce lower operating results and, consequently, lower distributions from operations to its partners in subsequent periods. Cash generated from sales proceeds totaled $498,132, $1,066,790 and $539,487 for the years ended December 31, 1997, 1996 and 1995, respectively. Beginning in 1998, the Registrant may refrain from distributing cash generated from operations and sales proceeds to its partners, reserving all excess cash as part of its working capital in order to maintain sufficient cash reserves for expenses related to its final liquidation and subsequent dissolution.

   Market conditions that existed during 1996 persisted throughout 1997. Low container prices, favorable interest rates and the abundance of available capital continued to discourage ocean carriers and other transport companies from leasing containers at levels comparable to previous years. During the first half of 1997, increasing cargo volumes and continuing equipment imbalances within the container fleets of shipping lines and transport companies contributed to a modest recovery in utilization rates. However, by the end of 1997, the volatility of the Hong Kong and other Asian financial markets began to negatively impact trade, shipping and container leasing. Per-diem rental rates continued to remain under pressure as a result of the following factors: start-up leasing companies offering new containers and low rental rates in an effort to break into the leasing market; established leasing companies reducing rates to very low levels; and a continuing oversupply of containers. These leasing market conditions may impact the Registrant's financial condition and operating performance during 1998. Additionally, see the discussion regarding The Cronos Group under Item 7., Management Discussion and Analysis of Financial Condition and Results of Operations hereof.

Results of Operations

1997 - 1996

   During 1997, the container leasing industry continued to experience a decline in the demand for its containers, as conditions existing since 1996 continued to adversely impact world trade, shipping and container leasing. These conditions include, but are not limited to, declining container prices, favorable interest rates and an abundance of capital which resulted in ocean carriers and transport companies purchasing a larger share of containers for their own account. The addition of new, larger container ships also contributed to the growth in container ship capacity. As capacity exceeded the growth rate of world containerized trade, ocean carriers attempted to reduce operating costs, further reducing the demand for leased containers.

   As the leasing industry's equipment remained in surplus, ocean carriers and transport companies continued to be selective about the age and condition of containers taken on-hire. Many have adopted a policy of only leasing containers of a certain age or less. It has been the Registrant's experience that in periods of weak demand, many lessees insist on equipment three to five years of age. Such criteria currently serves as a barrier to older equipment being taken on-hire, including those within the Registrant's fleet and contributed to the decline in the Registrant's results of operations. The primary component of the Registrant's results of operations is net lease revenue. Net lease revenue is determined by deducting direct operating expenses, management fees and reimbursed administrative expenses, from rental revenues billed by the Leasing Company from the leasing of the Registrant's containers. Net lease revenue is directly related to the size, utilization and per-diem rental rates of the Registrant's fleet. Accordingly, net lease revenue declined by approximately 36%, when compared to 1996. The Registrant expects net lease revenue to decline in subsequent periods as it continues to dispose of its remaining fleet.

   Despite the aforementioned market conditions, the Registrant's utilization rate increased from an average of 87% during 1996 to an average of 91% during 1997, a direct result of the Registrant's policy to dispose of its off-hire containers. During 1997, the Registrant's average fleet size (as measured in twenty-foot equivalent units ("TEU")) was 1,273 TEU as compared to 2,076 TEU in 1996. This decline, combined with a 11% reduction in average per-diem rental rates, contributed to a 46% decline in gross rental revenue (a component of net lease revenue).

   At December 31, 1997, 21% of the original equipment remained in the Registrant's fleet, and was comprised of the following:

                                                                            40-Foot
                                           20-Foot         40-Foot         High-Cube
                                           -------         -------         ---------
      Containers on lease:
         Term leases                          51               7               15
         Master lease                        432             109               98
                                             ---             ---              ---
             Subtotal                        483             116              113
      Containers off lease                    43              12               12
                                             ---             ---              ---
         Total container fleet               526             128              125
                                             ===             ===              ===


                                                                                40-Foot
                                               20-Foot          40-Foot        High-Cube
                                             -----------      -----------     -----------
                                             Units    %       Units    %      Units    %
                                             -----   ---       ---    ---      ---    ---
      Total purchases                        2,761   100%      719    100%     150    100%
         Less disposals                      2,235    81%      591     82%      25     17%
                                             -----   ---       ---    ---      ---    ---
      Remaining fleet at December 31, 1997     526    19%      128     18%     125     83%
                                             ======  ===       ===    ===      ===    ===


   Rental equipment operating expenses, when measured as a percentage of rental revenue, were approximately 10% during 1997 as compared to 20% during 1996. This decrease was due to a decline in the provision for doubtful accounts and the costs associated with the recovery actions against the doubtful accounts of certain lessees. A reduction in costs associated with higher utilization levels, including storage, handling and repositioning, as well as a reduction in repair and maintenance, also contributed to the decline in rental equipment operating expenses, as a percentage of gross lease revenue.

   Other general and administrative expenses increased $15,846, or approximately 61% during 1997. Contributing to this change was an increase of approximately $4,163 associated with the cost of the Registrant's annual audit, as well as an increase of approximately $12,000 associated with the cost of preparing and processing the Registrant's regulatory filings.

   Base management fees, based on the operating performance of the fleet, declined by $28,860, or approximately 44%, during 1997. Incentive fees, which are also based on the operating performance of the fleet and sales proceeds, decreased $85,542, or approximately 46%, during 1997. The Registrant's fleet became fully depreciated during 1997, contributing to a 66% decline in depreciation expense.

   The Registrant disposed of 311 twenty-foot, 92 forty-foot and 10 forty-foot high-cube marine dry cargo containers during 1997, as compared to 868 twenty-foot and 198 forty-foot marine dry cargo containers during 1996. As a result, approximately 44% of the Registrant's net earnings during 1997 and 1996 were from gain on disposal of equipment. The decision to repair or dispose of a container is made when it is returned by a lessee. This decision is influenced by various factors including the age, condition, suitability for continued leasing, as well as the geographical location of the container when disposed. These factors also influence the amount of sales proceeds received and the related gain on container disposals. As the Registrant accelerates the disposal of its containers in subsequent periods, net gain on disposals may fluctuate and should contribute significantly to the Registrant's net earnings.

1996 - 1995

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

   The Registrant's utilization rate averaged 87% during 1996, consistent with the prior year, while the Registrant's average fleet size (as measured in twenty-foot equivalent units ("TEU")) declined from 3,165 TEU in 1995 to 2,076 TEU in 1996. This decline, combined with a 3% reduction in average per-diem rental rates, contributed to a 38% decline in gross rental revenue.

   At December 31, 1996, 33% of the original equipment remained in the Registrant's fleet, and was comprised of the following:

                                                                            40-Foot
                                           20-Foot         40-Foot         High-Cube
                                           -------         -------         ---------
      Containers on lease:
         Term leases                          66              12                9
         Master lease                        691             180              107
                                             ---             ---              ---
             Subtotal                        757             192              116
      Containers off lease                    80              28               19
                                             ---             ---              ---
         Total container fleet               837             220              135
                                             ===             ===              ===

                                                                              40-Foot
                                               20-Foot         40-Foot        High-Cube
                                             -----------     -----------     -----------
                                             Units    %      Units    %      Units    %
                                             -----   ---      ---    ---      ---    ---
      Total purchases                        2,761   100%     719    100%     150    100%
         Less disposals                      1,924    70%     499     69%      15     10%
                                             -----   ---      ---    ---      ---    ---
      Remaining fleet at December 31, 1996     837    30%     220     31%     135     90%
                                             =====   ===      ===    ===      ===    ===

   Rental equipment operating expenses, when measured as a percentage of rental revenue, were approximately 20% during 1996, as compared to 23% during 1995. This decrease was due to a decline in the provision for doubtful accounts and the costs associated with the recovery actions against the doubtful accounts of certain lessees. Costs associated with higher utilization levels, including storage, handling and repositioning also declined, further contributing to the decline in rental equipment operating expenses, as a percentage of gross lease revenue.

   The Registrant's aging and declining fleet size contributed to a 32% decline in depreciation expense during 1996. Base management fees declined by $40,889, or approximately 38%, during 1996. Incentive fees increased $13,715, or approximately 8%, during 1996, primarily as a result of an increase in disposals and the related sales proceeds.

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

The Cronos Group

   As reported in the Registrant's Current Report on Form 8-K and Amendment No. 1 to Current Report on Form 8-K, filed with the Commission on February 7, 1997 and February 26, 1997, respectively, Arthur Andersen, London, England, resigned as auditors of The Cronos Group, a Luxembourg Corporation headquartered in Orchard Lea, England (the "Parent Company"), on February 3, 1997.

   The Parent Company is the indirect corporate parent of CCC, the General Partner of the Partnership. In its letter of resignation to the Parent Company, Arthur Andersen stated that it resigned as auditors of the Parent Company and all other entities affiliated with the Parent Company. While its letter of resignation was not addressed to CCC, Arthur Andersen confirmed to CCC that its resignation as auditors of the entities referred to in its letter of resignation included its resignation as auditors of CCC and the Registrant.

   CCC does not believe, based upon the information currently available to it, that Arthur Andersen's resignation was triggered by any concern over the accounting policies and procedures followed by the Registrant.

   Arthur Andersen's report on the financial statements of CCC and the Registrant, for years preceding 1996, has not contained an adverse opinion or a disclaimer of opinion, nor was any such report qualified or modified as to uncertainty, audit scope, or accounting principles.

   During the Registrant's 1995 fiscal year and the subsequent interim period preceding Arthur Andersen's resignation, there have been no disagreements between CCC or the Registrant and Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

   The Registrant retained a new auditor, Moore Stephens, P.C. on April 10, 1997, as reported in its Current Report on Form 8-K, filed April 14, 1997.

   In connection with its resignation, Arthur Andersen also prepared a report pursuant to the provisions of Section 10A(b)(2) of the Securities Exchange Act of 1934, as amended, for filing by the Parent Company with the Securities and Exchange Commission (the "SEC"). Following the report of Arthur Andersen, the SEC, on February 10, 1997, commenced a private investigation of the Parent Company for the purpose of investigating the matters discussed in such report and related matters. The Registrant does not believe that the focus of the SEC's investigation is upon the Registrant or CCC. CCC is unable to predict the outcome of the SEC's ongoing private investigation of the Parent Company.

   In 1993, the Parent Company negotiated a credit facility (hereinafter, the "Credit Facility") with several banks for the use of the Parent Company and its affiliates, including CCC. At December 31, 1996, approximately $73,500,000 in principal indebtedness was outstanding under the Credit Facility. As a party to the Credit Facility, CCC is jointly and severally liable for the repayment of all principal and interest owed under the Credit Facility. The obligations of CCC, and the five other subsidiaries of the Parent Company that are borrowers under the Credit Facility, are guaranteed by the Parent Company.

   Following negotiations in 1997 with the banks providing the Credit Facility, an Amended and Restated Credit Agreement was executed in June 1997, subject to various actions being taken by the Parent Company and its subsidiaries, primarily relating to the provision of additional collateral. This Agreement was further amended in July 1997 and the provisions of the Agreement and its Amendment converted the facility to a term loan, payable in installments, with a final maturity date of May 31, 1998. At December 31, 1997, approximately $37,600,000 was outstanding under the Credit Facility.

   The terms of the Agreement and its Amendment also provide for additional security over shares in the subsidiary of the Parent Company that owns the head office of the Parent Company's container leasing operations. They also provided for the loans to Stefan M. Palatin, the Chairman of the Parent Company (the "Chairman") and its Chief Executive Officer (and a Director of CCC), of approximately $5,990,000 and $3,700,000 (totaling approximately $9,690,000) to be restructured as obligations of the Chairman to another subsidiary of the Parent Company. These obligations have been collaterally assigned to the lending banks, together with the pledge of 1,000,000 shares of the Parent Company's Common Stock owned by the Chairman. These 1,000,000 shares represent 11% of the issued and outstanding shares of Common Stock of the Parent Company as of December 31, 1997. The shares of the Parent Company are traded on NASDAQ (CRNSF). (The Chairman, including the 1,000,000 shares pledged to the banks, owns approximately 55% of the issued and outstanding shares of Common Stock of the Parent Company as of December 31, 1997). Additionally, CCC granted the lending banks a security interest in the fees to which it is entitled for the services it renders to the container leasing partnerships of which it acts as general partner, including its fee income payable by the Partnership.

  The lending banks have indicated that they will not renew the Credit Facility, and the Parent Company has yet to secure a source for repayment of the balance due under the Credit Facility at May 31, 1998. CCC is currently in discussions with the management of the Parent Company to provide assurance that the management of the container leasing partnerships managed by CCC, including the Registrant, is not disrupted pending a refinancing or reorganization of the indebtedness of the Parent Company and its affiliates.

   The Registrant is not a borrower under the Credit Facility, and neither the containers nor the other assets of the Registrant have been pledged as collateral under the Credit Facility.

   The Registrant is unable to determine the impact, if any, these concerns may have on the future operating results and financial condition of the Registrant or CCC and the Leasing Company's ability to manage the Registrant's fleet in subsequent periods.

Year 2000

   The Registrant relies upon the financial and operational systems provided by the Leasing Company and its affiliates, as well as the systems provided by other independent third parties to service the three primary areas of its business: investor processing/maintenance; container leasing/asset tracking; and accounting finance. The Registrant has received confirmation from its third-party investor processing/maintenance vendor that their system is Year 2000 compliant. The Registrant does not expect a material increase in its vendor servicing fee to reimburse Year 2000 costs. Container leasing/asset tracking and accounting/finance services are provided to the Registrant by CCC and its affiliate, Cronos Containers Limited (the "Leasing Company"), pursuant to the respective Limited Partnership Agreement and Leasing Agent Agreement. In 1998, CCC and the Leasing Company will initiate a program to prepare their systems and applications for the Year 2000. Preliminary studies indicate that testing, conversion and upgrading of system applications is expected to cost CCC and the Leasing Company less than $500,000. The Registrant may reimburse CCC and the Leasing Company for certain data processing expenses as outlined in the Limited Partnership Agreement. The Registrant's reimbursement of data processing costs associated with Year 2000 compliance are not expected to be material. The financial impact of making these required system changes is not expected to be material to the Registrant's financial position, results of operations or cash flows.

Cautionary Statement

   This Annual Report on Form 10-K contains statements relating to future results of the Registrant, including certain projections and business trends, that are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to changes in: economic conditions; trade policies; demand for and market acceptance of leased marine cargo containers; competitive utilization and per-diem rental rate pressures; as well as other risks and uncertainties, including but not limited to those described above in the discussion of the marine container leasing business under Item 7., Management's Discussion and Analysis of Financial Condition and Results of Operations; and those detailed from time to time in the filings of the Registrant with the Securities and Exchange Commission.

Item 8. Financial Statements and Supplementary Data

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


The Partners
IEA Marine Container Income Fund V(B):

We have audited the accompanying balance sheets of IEA Marine Container Income Fund V(B) as of December 31, 1997 and 1996, and the related statements of operations, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IEA Marine Container Income Fund V(B) as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

As further discussed in Note 10 to the financial statements, The Cronos Group, which is the indirect corporate parent of Cronos Capital Corp., the general partner of the Partnership, is subject to an investigation, commenced on February 10, 1997, by the United States Securities and Exchange Commission. Furthermore, Cronos Capital Corp. and five other subsidiaries of The Cronos Group are borrowers under a credit facility with several banks. The credit facility is guaranteed by The Cronos Group and the entire loan balance is due on May 31, 1998. The lending banks have indicated that they will not renew the credit facility, and as of the date of our report, The Cronos Group has yet to secure a source for repayment of the balance due.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information included in
Schedule 1, for the years ended December 31, 1997 and 1996, is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

                                       Moore Stephens, P.C.
                                       Certified Public Accountants


New York, New York,
February 20, 1998

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



The Partners
IEA Marine Container Income Fund V(B):


We have audited the accompanying statement of operations of IEA Marine Container Income Fund V(B) for the year ended December 31, 1995, and the related statements of operations, partners' capital and cash flows for the year ended December 31, 1995. These financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations of IEA Marine Container Income Fund V(B) for the year ended December 31, 1995, and its cash flows for the year ended December 31, 1995, in conformity with generally accepted accounting principles.

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

                                       Arthur Andersen LLP


San Francisco, California,
March 15, 1996

                      IEA MARINE CONTAINER INCOME FUND V(B)

                                 BALANCE SHEETS

                           DECEMBER 31, 1997 AND 1996



               Assets                                                     1997           1996
               ------                                                     ----           ----
Current assets:
   Cash and cash equivalents, includes $303,402 in 1997
      and $492,800 in 1996 in interest-bearing accounts (note 2)       $  303,602     $  493,149
   Net lease receivables due from Leasing Company
      (notes 1 and 3)                                                      80,051        202,959
                                                                       ----------     ----------

         Total current assets                                             383,653        696,108
                                                                       ----------     ----------

Container rental equipment, at cost                                     2,089,802      3,051,757
   Less accumulated depreciation                                        1,462,861      2,078,170
                                                                       ----------     ----------
      Net container rental equipment                                      626,941        973,587
                                                                       ----------     ----------

                                                                       $1,010,594     $1,669,695
                                                                       ==========     ==========
          Partners' Capital

Partners' capital:
   General partners                                                    $    1,682     $    2,207
   Limited partners (note 7)                                            1,008,912      1,667,488
                                                                       ----------     ----------

         Total partners' capital                                        1,010,594      1,669,695
                                                                       ----------     ----------

                                                                       $1,010,594     $1,669,695
                                                                       ==========     ==========




   The accompanying notes are an integral part of these financial statements.

                      IEA MARINE CONTAINER INCOME FUND V(B)

                            STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995



                                                       1997         1996         1995
                                                       ----         ----         ----
Net lease revenue (notes 1 and 5)                    $319,552     $496,809     $875,461

Other operating expenses:
   Depreciation (note 1)                               70,098      207,986      303,556
   Other general and administrative expenses           41,875       26,029       31,416
                                                     --------     --------     --------
                                                      111,973      234,015      334,972
                                                     --------     --------     --------

         Earnings from operations                     207,579      262,794      540,489

Other income:
   Interest income                                     16,888       31,241       31,998
   Net gain on disposal of equipment                  174,261      233,134      148,268
                                                     --------     --------     --------
                                                      191,149      264,375      180,266
                                                     --------     --------     --------

         Net earnings                                $398,728     $527,169     $720,755
                                                     ========     ========     ========

Allocation of net earnings:

   General partners                                  $ 93,504     $149,679     $137,350
   Limited partners                                   305,224      377,490      583,405
                                                     --------     --------     --------

                                                     $398,728     $527,169     $720,755
                                                     ========     ========     ========

Limited partners' per unit share of net earnings     $  17.81     $  22.03     $  34.05
                                                     ========     ========     ========




   The accompanying notes are an integral part of these financial statements.

                      IEA MARINE CONTAINER INCOME FUND V(B)

                         STATEMENTS OF PARTNERS' CAPITAL

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995



                                   Limited
                                   Partners         General
                                   (note 7)         Partners           Total
                                  -----------      -----------      -----------
Balances at December 31, 1994     $ 3,651,535      $     2,490      $ 3,654,025

Net earnings                          583,405          137,350          720,755

Cash distributions                 (1,418,926)        (138,432)      (1,557,358)
                                  -----------      -----------      -----------

Balances at December 31, 1995       2,816,014            1,408        2,817,422

Net earnings                          377,490          149,679          527,169

Cash distributions                 (1,526,016)        (148,880)      (1,674,896)
                                  -----------      -----------      -----------

Balances at December 31, 1996       1,667,488            2,207        1,669,695

Net earnings                          305,224           93,504          398,728

Cash distributions                   (963,800)         (94,029)      (1,057,829)
                                  -----------      -----------      -----------

Balances at December 31, 1997     $ 1,008,912      $     1,682      $ 1,010,594
                                  ===========      ===========      ===========



   The accompanying notes are an integral part of these financial statements.

                      IEA MARINE CONTAINER INCOME FUND V(B)

                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995



                                                            1997             1996             1995
                                                            ----             ----             ----
Cash flows from operating activities:
   Net earnings                                          $   398,728      $   527,169      $   720,755
   Adjustments to reconcile net earnings to net cash
      provided by (used in) operating activities:
         Depreciation                                         70,098          207,986          303,556
         Net gain on disposal of equipment                  (174,261)        (233,134)        (148,268)
         Decrease in net lease receivables due from
           Leasing Company                                    75,585           73,704          103,989
                                                         -----------      -----------      -----------

           Total adjustments                                 (28,578)          48,556          259,277
                                                         -----------      -----------      -----------

           Net cash provided by operating activities         370,150          575,725          980,032
                                                         -----------      -----------      -----------

Cash flows from investing activities:
   Proceeds from disposal of equipment                       498,132        1,066,790          539,487
                                                         -----------      -----------      -----------

Cash flows used in financing activities:
   Distributions to partners                              (1,057,829)      (1,674,896)      (1,557,358)
                                                         -----------      -----------      -----------

Net decrease in cash and cash equivalents                   (189,547)         (32,381)         (37,839)

Cash and cash equivalents at beginning of year               493,149          525,530          563,369
                                                         -----------      -----------      -----------

Cash and cash equivalents at end of year                 $   303,602      $   493,149      $   525,530
                                                         ===========      ===========      ===========



   The accompanying notes are an integral part of these financial statements.

                      IEA MARINE CONTAINER INCOME FUND V(B)

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1997, 1996 AND 1995


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

         As of December 31, 1997, the Partnership owned and operated 526 twenty-foot, 128 forty-foot and 125 forty-foot high-cube marine dry cargo containers.


     (b) Leasing Company and Leasing Agent Agreement

         Pursuant to the Limited Partnership Agreement of the Partnership, all authority to administer the business of the Partnership is vested in CCC. CCC has entered into a Leasing Agent Agreement whereby the Leasing Company has the responsibility to manage the leasing operations of all equipment owned by the Partnership. Pursuant to the Agreement, the Leasing Company is responsible for leasing, managing and re-leasing the Partnership's containers to ocean carriers, and has full discretion over which ocean carriers and suppliers of goods and services it may deal with. The Leasing Agent Agreement permits the Leasing Company to use the containers owned by the Partnership, together with other containers owned or managed by the Leasing Company and its affiliates, as part of a single fleet operated without regard to ownership. Since the Leasing Agent Agreement meets the definition of an operating lease in Statement of Financial Accounting Standards (SFAS) No. 13, it is accounted for as a lease under which the Partnership is lessor and the Leasing Company is lessee.

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

         See footnote 10 for further discussion regarding CCC and the Leasing Company.

                      IEA MARINE CONTAINER INCOME FUND V(B)

                          NOTES TO FINANCIAL STATEMENTS


     (c) Concentrations of Credit Risk

         The Partnership's financial instruments that are exposed to concentrations of credit risk consist primarily of cash, cash equivalents and net lease receivables due from the Leasing Company. See note 2 for further discussion regarding the credit risk associated with cash and cash equivalents.

         Net lease receivables due from the Leasing Company (see notes 1(b) and 3 for discussion regarding net lease receivables) subject the Partnership to a significant concentration of credit risk. These net lease receivables, representing rentals collected from ocean carriers after deducting direct operating expenses and management fees to CCC and the Leasing Company, are remitted by the Leasing Company to the Partnership three to four times per month. The Partnership has historically never incurred a loss associated with the collectability of unremitted net lease receivables due from the Leasing Company. However, CCC and the Partnership are unable to predict the outcome of the events discussed in note 10 and their potential impact on the credit risk associated with these net lease receivables.


     (d) Basis of Accounting

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

                      IEA MARINE CONTAINER INCOME FUND V(B)

                          NOTES TO FINANCIAL STATEMENTS


     (e) Allocation of Net Earnings and Partnership Distributions

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


     (f) Container Rental Equipment

         In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. The Partnership adopted SFAS No. 121 during 1996. Container rental equipment is considered to be impaired if the carrying value of the asset exceeds the expected future cash flows from related operations (undiscounted and without interest charges). If impairment is deemed to exist, the assets are written down to fair value. Depreciation policies are also evaluated to determine whether subsequent events and circumstances warrant revised estimates of useful lives. There were no reductions to the carrying value of container rental equipment during 1997 and 1996.

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


     (i) New Pronouncements

         In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods for comparative purposes is required. The Partnership is in the process of determining its preferred format. The adoption of SFAS No. 130 will have no impact on the Partnership's results of operations, financial position or cash flows.

         The FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", in June 1997. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997. Financial statement disclosures for prior years are required to be restated. The Partnership is in the process of evaluating the disclosure requirements. The adoption of SFAS No. 131 will have no impact on the Partnership's financial position, results of operations or cash flows.

     (j) Financial Statement Presentation

         The Partnership has determined that, for accounting purposes, the Leasing Agent Agreement is a lease, and the receivables, payables, gross revenues and operating expenses attributable to the containers managed by the Leasing Company are, for accounting purposes, those of the Leasing Company and not of the Partnership. Consequently, the Partnership's balance sheets and statements of operations display the payments to be received by the Partnership from the Leasing Company as the Partnership's receivables and revenues.

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

                      IEA MARINE CONTAINER INCOME FUND V(B)

                          NOTES TO FINANCIAL STATEMENTS


(3)  Net Lease Receivables Due from Leasing Company

     Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, reimbursed administrative expenses and incentive fees payable to CCC and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at December 31, 1997 and December 31, 1996 were as follows:

                                                         December 31,   December 31,
                                                             1997           1996
                                                         ------------   ------------
        Lease receivables, net of  doubtful accounts
          of $14,451 in 1997 and $102,500 in 1996          $166,824       $329,620
        Less:
        Direct operating payables and accrued expenses       40,242         55,994
        Damage protection reserve (note 4)                   16,977         15,045
        Base management fees                                  7,309         13,743
        Reimbursed administrative expenses                    2,003          3,353
        Incentive fees                                       20,242         38,526
                                                           --------       --------
                                                           $ 80,051       $202,959
                                                           ========       ========


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


(5)  Net Lease Revenue

     Net lease revenue is determined by deducting direct operating expenses, base management and incentive fees and reimbursed administrative expenses to CCC from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the years ended December 31, 1997, 1996 and 1995 was as follows:

                                                           1997           1996           1995
                                                           ----           ----           ----
        Rental revenue (note 9)                         $  537,585     $  993,978     $1,603,629
        Less:
        Rental equipment operating expenses                 56,041        194,091        360,975
        Base management fees (note 6)                       37,444         66,304        107,193
        Reimbursed administrative expenses (note 6)         25,296         51,980         88,921
        Incentive fees (note 6)                             99,252        184,794        171,079
                                                        ----------     ----------     ----------
                                                        $  319,552     $  496,809     $  875,461
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

                                                 1997         1996         1995
                                                 ----         ----         ----
        Base management fees                   $ 37,444     $ 66,304     $107,193
        Reimbursed administrative expenses       25,296       51,980       88,921
        Incentive fees                           99,252      184,794      171,079
                                               --------     --------     --------
                                               $161,992     $303,078     $367,193
                                               ========     ========     ========


(7)  Limited Partners' Capital

     Cash distributions made to the limited partners during 1997, 1996 and 1995 included distributions of proceeds from equipment sales in the amount of $503,318, $824,584, and $455,127 respectively. These distributions are treated as a reduction of "Adjusted Capital Contributions" as defined by the Partnership Agreement.

     The limited partners' per unit share of capital at December 31, 1997, 1996 and 1995 was $59 , $97 and $164, respectively. This is calculated by dividing the limited partners' capital at the end of the year by 17,134, the total number of limited partnership units.

(8)  Income Taxes

     The reconciliation of net earnings as reported in the statement of operations and as would be reported for federal tax purposes for the years ended December 31, 1997, 1996 and 1995 are as follows:

                                                                       1997             1996             1995
                                                                       ----             ----             ----
     Net earnings per statement of operations                       $   398,728      $   527,169      $   720,755
     Depreciation for income tax purposes less than
        depreciation for financial statement purposes                    70,098          207,209          239,361
     Gain on disposition of assets for tax purposes in excess
        of gain on disposition for financial statement purposes         276,548          832,921          435,135
     Other expenses not deductible for tax purposes                      23,508          138,322           34,607
     Bad debt expense for tax purposes (in excess of) less than
         bad debt expense for financial statement purposes              (88,048)          (4,394)          19,227
                                                                    -----------      -----------      -----------

     Net earnings for federal tax purposes                          $   680,834      $ 1,701,227      $ 1,449,085
                                                                    ===========      ===========      ===========

     At December 31, 1997, the tax basis of total partners' capital was $1,471,209.

                      IEA MARINE CONTAINER INCOME FUND V(B)

                          NOTES TO FINANCIAL STATEMENTS


(9)  Major Lessees

     No single lessee contributed more than 10% of the rental revenue earned during 1997, 1996 and 1995. The Partnership believes that the profitability of, and risks associated with, leases to foreign customers is generally the same as those of leases to domestic customers. The operating lease agreements generally require all payments to be made in United States currency. The Partnership's operations are subject to the fluctuations of worldwide economic and political conditions that may affect the pattern and levels of world trade.


(10) The Cronos Group

     As reported in the Partnership's Current Report on Form 8-K and Amendment No. 1 to Current Report on Form 8-K, filed with the Commission on February 7, 1997 and February 26, 1997, respectively, Arthur Andersen, London, England, resigned as auditors of The Cronos Group (the "Parent Company") on February 3, 1997.

     The Parent Company is the indirect corporate parent of CCC, the General Partner of the Partnership. In its letter of resignation to The Parent Company, Arthur Andersen stated that it resigned as auditors of The Parent Company and all other entities affiliated with The Parent Company. While its letter of resignation was not addressed to CCC, Arthur Andersen confirmed to CCC that its resignation as auditors of the entities referred to in its letter of resignation included its resignation as auditors of CCC and the Partnership.

     CCC does not believe, based upon the information currently available to it, that Arthur Andersen's resignation was triggered by any concern over the accounting policies and procedures followed by the Partnership.

     Arthur Andersen's report on the financial statements of CCC and the Partnership, for years preceding 1996, has not contained an adverse opinion or a disclaimer of opinion, nor was any such report qualified or modified as to uncertainty, audit scope, or accounting principles.

     During the Partnership's 1995 fiscal year and the subsequent interim period preceding Arthur Andersen's resignation, there have been no disagreements between CCC or the Partnership and Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

     The Partnership retained a new auditor, Moore Stephens, P.C., on April 10, 1997, as reported in its current report on Form 8-K, filed April 14, 1997.

     In connection with its resignation, Arthur Andersen also prepared a report pursuant to the provisions of Section 10A(b)(2) of the Securities Exchange Act of 1934, as amended, for filing by the Parent Company with the Securities and Exchange Commission (the "SEC"). Following the report of Arthur Andersen, the SEC, on February 10, 1997, commenced a private investigation of the Parent Company for the purpose of investigating the matters discussed in such report and related matters. The Partnership does not believe that the focus of the SEC's investigation is upon the Partnership or CCC. CCC is unable to predict the outcome of the SEC's ongoing private investigation of the Parent Company.

                      IEA MARINE CONTAINER INCOME FUND V(B)

                          NOTES TO FINANCIAL STATEMENTS


(10) The Cronos Group - (Continued)

     In 1993, the Parent Company negotiated a credit facility (hereinafter, the "Credit Facility") with several banks for the use of the Parent Company and its affiliates, including CCC. At December 31, 1996, approximately $73,500,000 in principal indebtedness was outstanding under the Credit Facility. As a party to the Credit Facility, CCC is jointly and severally liable for the repayment of all principal and interest owed under the Credit Facility. The obligations of CCC, and the five other subsidiaries of the Parent Company that are borrowers under the Credit Facility, are guaranteed by the Parent Company.

     Following negotiations in 1997 with the banks providing the Credit Facility, an Amended and Restated Credit Agreement was executed in June 1997, subject to various actions being taken by the Parent Company and its subsidiaries, primarily relating to the provision of additional collateral. This Agreement was further amended in July 1997 and the provisions of the Agreement and its Amendment converted the facility to a term loan, payable in installments, with a final maturity date of May 31, 1998. At December 31, 1997, approximately $37,600,000 was outstanding under the Credit Facility.

     The terms of the Agreement and its Amendment also provide for additional security over shares in the subsidiary of the Parent Company that owns the head office of the Parent Company's container leasing operations. They also provided for the loans to Stefan M. Palatin, the Chairman of the Parent Company (the "Chairman") and its Chief Executive Officer (and a Director of
     CCC), of approximately $5,990,000 and $3,700,000 (totaling approximately $9,690,000) to be restructured as obligations of the Chairman to another subsidiary of the Parent Company. These obligations have been collaterally assigned to the lending banks, together with the pledge of 1,000,000 shares of the Parent Company's Common Stock owned by the Chairman. These 1,000,000 shares represent 11% of the issued and outstanding shares of Common Stock of the Parent Company as of December 31, 1997. The shares of the Parent Company are traded on NASDAQ (CRNSF). (The Chairman, including the 1,000,000 shares pledged to the banks, owns approximately 55% of the issued and outstanding shares of Common Stock of the Parent Company as of December 31, 1997). Additionally, CCC granted the lending banks a security interest in the fees to which it is entitled for the services it renders to the container leasing partnerships of which it acts as general partner, including its fee income payable by the Partnership.

     The lending banks have indicated that they will not renew the Credit Facility, and the Parent Company has yet to secure a source for repayment of the balance due under the Credit Facility at May 31, 1998. CCC is currently in discussions with the management of the Parent Company to provide assurance that the management of the container leasing partnerships managed by CCC, including the Partnership, is not disrupted pending a refinancing or reorganization of the indebtedness of the Parent Company and its affiliates.

     The Partnership is not a borrower under the Credit Facility, and neither the containers nor the other assets of the Partnership have been pledged as collateral under the Credit Facility.

     The Partnership is unable to determine the impact, if any, these concerns may have on the future operating results and financial condition of the Partnership or CCC and the Leasing Company's ability to manage the Partnership's fleet in subsequent periods.

                                                                      Schedule 1

                      IEA MARINE CONTAINER INCOME FUND V(B)

                 SCHEDULE OF REIMBURSED ADMINISTRATIVE EXPENSES
                       PURSUANT TO ARTICLE IV SECTION 4.4
                          OF THE PARTNERSHIP AGREEMENT

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                 1997        1996        1995
                                                 ----        ----        ----
Salaries                                        $11,725     $25,002     $45,305
Other payroll related expenses                    2,144       4,229       6,907
General and administrative expenses              11,427      22,749      36,709
                                                -------     -------     -------

   Total reimbursed administrative expenses     $25,296     $51,980     $88,921
                                                =======     =======     =======







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

   The Registrant retained a new auditor, Moore Stephens, P.C., on April 10, 1997, as reported in its Current Report on Form 8-K, filed April 14, 1997.

                                    PART III


Item 10. Directors and Executive Officers of the Registrant

   The Registrant, as such, has no officers or directors, but is managed by CCC, the general partner. The officers and directors of CCC at March 18, 1998, are as follows:

                Name                               Office
        -----------------       ------------------------------------------------
        Dennis J. Tietz         President, Chief Executive Officer, and Director
        Elinor Wexler           Vice President/Administration and Secretary,
                                  and Director
        John P. McDonald        Vice President/Sales, and Director
        Stefan M. Palatin       Director
        Peter J. Younger        Director

   DENNIS J. TIETZ Mr. Tietz, 45, as President and Chief Executive Officer, is responsible for the general management of CCC. From 1986 until August 1992, Mr. Tietz was responsible for the organization, marketing and after-market support of CCC's investment programs. Mr. Tietz is also President and a director of Cronos Securities Corp. Mr. Tietz was a regional manager for CCC, responsible for various container leasing activities in the U.S. and Europe from 1981 to 1986. Prior to joining CCC in December 1981, Mr. Tietz was employed by Trans Ocean Leasing Corporation as Regional Manager based in Houston, with responsibility for all leasing and operational activities in the U.S. Gulf.

   Mr. Tietz holds a B.S. degree in Business Administration from San Jose State University and is a Registered Securities Principal with the NASD.

   ELINOR A. WEXLER Ms. Wexler, 49, was elected Vice President - Administration and Secretary of CCC in August 1992. Ms. Wexler has been employed by the General Partner since 1987, and is responsible for investor services, compliance and securities registration. From 1983 to 1987, Ms. Wexler was Manager of Investor Services for The Robert A. McNeil Corporation, a real estate syndication company, in San Mateo, California. From 1971 to 1983, Ms. Wexler held various positions, including securities trader and international research editor, with Nikko Securities Co., International, based in San Francisco.

   Ms. Wexler attended the University of Oregon, Portland State University and the Hebrew University of Jerusalem, Israel. Ms. Wexler is also Vice President and Secretary of Cronos Securities Corp. and a Registered Principal with the NASD.

   JOHN P. MCDONALD Mr. McDonald, 36, was elected Vice President - National Sales Manager of CCC in August 1992, with responsibility for marketing CCC's investment programs. Since 1988, Mr. McDonald had been Regional Marketing Manager for the Southwestern U.S. From 1983 to 1988, Mr. McDonald held a number of container leasing positions with CCC, the most recent of which was as Area Manager for Belgium and the Netherlands, based in Antwerp.

   Mr. McDonald holds a B.S. degree in Business Administration from Bryant College, Rhode Island. Mr. McDonald is also a Vice President of Cronos Securities Corp.

   STEFAN M. PALATIN Mr. Palatin, 44, joined the Board of Directors of CCC in January 1993. Mr. Palatin is Chairman and CEO of The Cronos Group, and was a founder of LPI in 1983. From 1980 to 1991, Mr. Palatin was an executive director of the Contrin Group, which has provided financing to the container leasing industry, as well as other business ventures, and has sponsored limited partnerships organized in Austria. From 1977 to 1980, Mr. Palatin was a consultant to a number of companies in Austria, including Contrin. From 1973 to 1977, Mr. Palatin was a sales manager for Generali AG, the largest insurance group in Austria.

   Mr. Palatin, who is based in Austria, holds a Doctorate in Business Administration from the University of Economics and World Trade in Vienna. Mr. Palatin is also a director of The Cronos Group.

   PETER J. YOUNGER Mr. Younger, 41, joined the Board of Directors of CCC in June 1997. See key management personnel of the Leasing Company for further information.

   JOHN KALLAS Mr. Kallas, 35, was elected Vice President/Treasurer and Chief Financial Officer of CCC in December 1993 and was directly responsible for CCC's accounting operations and reporting activities. Mr. Kallas resigned from Cronos Capital Corp. on March 18, 1998.

   The key management personnel of the Leasing Company at March 18, 1998, were as follows:

                Name                                   Title
        ----------------            --------------------------------------
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

   STEVE BROCATO Mr. Brocato, 45, was elected President of the Leasing Company's container division in June 1997, and is based in the United Kingdom. Mr. Brocato has held various positions since joining Cronos including, Vice President - Corporate Affairs and Director of Marketing - Refrigerated Containers for Cronos in North and South America. Prior to joining Cronos, Mr. Brocato was a Vice President for ICCU Containers from 1983 to 1985 and was responsible for dry cargo container marketing and operations for the Americas. From 1981 to 1983, he was Regional Manager for Trans Ocean Leasing Ltd.

   PETER J. YOUNGER Mr. Younger, 41, was elected Chief Financial Officer of The Cronos Group in March, 1997, and is based in the United Kingdom. Mr. Younger was appointed Vice President and Controller of Cronos in 1991. He joined IEA in 1987 and served as Director of Accounting and the Vice President and Controller, based in San Francisco. Prior to 1987, Mr. Younger was a certified public accountant and a principal with the accounting firm of Johnson, Glaze and Co. in Salem, Oregon. Mr. Younger holds a B.S. degree in Business Administration from Western Baptist College.

   JOHN M. FOY Mr. Foy, 52, is directly responsible for the Leasing Company's lease marketing and operations in North America, Central America, and South America, and is based in San Francisco. From 1985 to 1993, Mr. Foy was Vice President/Pacific with responsibility for dry cargo container lease marketing and operations in the Pacific Basin. From 1977 to 1985 Mr. Foy was Vice President of Marketing for Nautilus Leasing Services in San Francisco with responsibility for worldwide leasing activities. From 1974 to 1977, Mr. Foy was Regional Manager for Flexi-Van Leasing, a container lessor, with responsibility for container leasing activities in the Western United States. Mr. Foy holds a B.A. degree in Political Science from University of the Pacific, and a Bachelor of Foreign Trade from Thunderbird Graduate School of International Management.

   NICO SCIACOVELLI Mr. Sciacovelli, 48, was elected Vice President - Europe, Middle East and Africa in June 1997. Mr. Sciacovelli is directly responsible for the Leasing Company's lease marketing and operations in Europe, the Middle East and Africa and is based in Italy. Since joining Cronos in 1983, Mr. Sciacovelli served as Area Director and Area Manager for Southern Europe. Prior to joining Cronos, Mr. Sciacovelli was a Sales Manager at Interpool Ltd.

   HARRIS H. T. HO Mr. Ho, 39, was elected Vice President - Asia Pacific in June 1997. Mr. Ho is directly responsible for the Leasing Company's lease marketing and operations in Asia, Australia and the Indian sub-continent and is based in Hong Kong. Since joining Cronos in 1990, Mr. Ho served as Area Director, Hong Kong and China. Prior to joining Cronos, Mr. Ho was a Manager at Sea Containers Pacific Ltd and Sea Containers Hong Kong Limited from 1981 to 1990, responsible for container marketing within Asia. From 1978 to 1981, Mr. Ho was Senior Equipment Controller for Hong Kong Container Line. Mr. Ho holds a Diploma of Management Studies in Marketing from The Hong Kong Polytechnic and The Hong Kong Management Association.

   DAVID HEATHER Mr. Heather, 50, is responsible for all technical and engineering activities of the fleet managed by the Leasing Company. Mr. Heather was Technical Director for LPI, based in the United Kingdom, from 1986 to 1991. From 1980 to 1986, Mr. Heather was employed by ABC Containerline NV as Technical Manager with technical responsibility for the shipping line's fleet of dry cargo, refrigerated and other specialized container equipment. From 1974 to 1980, Mr. Heather was Technical Supervisor for ACT Services Ltd., a shipping line, with responsibility for technical activities related to refrigerated containers. Mr. Heather holds a Marine Engineering Certificate from Riversdale Marine Technical College in England.

   JOHN C. KIRBY Mr. Kirby, 44, is responsible for container purchasing, contract and billing administration, container repairs and leasing-related systems, and is based in the United Kingdom. Mr. Kirby joined CCC in 1985 as European Technical Manager and advanced to Director of European Operations in 1986, a position he held with CCC, and later the Leasing Company, until his promotion to Vice President/Operations of the Leasing Company in 1992. From 1982 to 1985, Mr. Kirby was employed by CLOU Containers, a container leasing company, as Technical Manager based in Hamburg, Germany. Mr. Kirby acquired a professional engineering qualification from the Mid-Essex Technical College in England.

   J. GORDON STEEL Mr. Steel, 65, is directly responsible for the overall lease marketing activity for the Leasing Company's Tank Container Division. From 1990 to 1992, Mr. Steel held the position of Director/General Manager for Tiphook Container's Tank Division. From 1977 to 1990, Mr. Steel held various managerial positions, involving manufacturing and transportation of hazardous materials, with Laporte Industries and ICI, major chemical distribution companies. Mr. Steel is a qualified Chemical Engineer and attended the Associate Royal Technical College in Scotland.

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

   The following table sets forth the fees the Registrant paid (on a cash basis) to CCC and the associate general partners of the Registrant, for the fiscal year 1997.


                                                                                      Cash Fees and
              Name                                Description                         Distributions
              ----                                -----------                         -------------
       1) CCC                      Base management fees - equal to 7% of gross           $43,879
                                   lease revenues attributable to operating
                                   leases pursuant to Section 4.3 of the Limited
                                   Partnership Agreement

       2) CCC                      Reimbursed administrative expenses - equal to         $26,646
                                   the costs expended by CCC and its affiliates
                                   for services necessary to the prudent
                                   operation of the Registrant pursuant to
                                   Section 4.4 of the Limited Partnership
                                   Agreement

       3) CCC                      Interest in Fund - percentage of distributions of     $35,940
                                   distributable cash for any quarter prior to
          Associate General        receipt of the incentive management fee,
            Partners               pursuant to Section 6.1 of the Limited                $ 8,986
                                   Partnership Agreement

       4) CCC                      Interest in Fund - percentage of sales proceeds       $39,284
                                   for any quarter pursuant to Section 6.1 of
          Associate General        the Limited Partnership Agreement
            Partners                                                                     $ 9,820

       5) CCC                      Incentive management fee - 10% of cash                $94,028
                                   distributed from operations and sales
          Associate General        proceeds after a cumulative return to the
            Partners               Limited Partners of 8% cumulative, compounded         $23,508
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

   (b)   Security Ownership of Management

   The Registrant has no directors or officers. It is managed by CCC. Ownership of units of limited partnership interests of the Registrant by CCC, its officers and/or directors of CCC, is as follows:

                                                    Number            Percent of
         Name of Beneficial Owner                  of Units           All Units
         ------------------------                  --------           ---------
         John P. McDonald                            15                 .087%
         Cronos Capital Corp.                       206                1.202%
                                                    ---                -----

         Officers, Directors, and CCC as a Group    221                1.289%
                                                    ===                =====

   (c)   Changes in Control

   Inapplicable.


Item 13. Certain Relationships and Related Transactions

   (a)   Transactions with Management and Others

   The Registrant's only transactions with management and other related parties during 1997 were limited to those fees paid or amounts committed to be paid (on an annual basis) to CCC, the managing general partner, and the associate general partners. See Item 11, "Executive Compensation," herein.

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

                                             PART IV


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

   (a)1. Financial Statements

   The following financial statements of the Registrant are included in Part II,
Item 8:

                                                                                     Page
                                                                                     ----
         Reports of Independent Public Accountants............................      19, 20

         Balance sheets - December 31, 1997 and 1996..........................      21

         Statements of operations - for the years ended
            December 31, 1997, 1996 and 1995..................................      22

         Statements of partners' capital - for the years ended
            December 31, 1997, 1996 and 1995..................................      23

         Statements of cash flows - for the years ended
            December 31, 1997, 1996 and 1995..................................      24

         Notes to financial statements........................................      25

         Schedule of Reimbursed Administrative Expenses.......................      33



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


                                       IEA MARINE CONTAINER INCOME FUND V(B)

                                       By  Cronos Capital Corp.
                                           The Managing General Partner



                                       By  /s/  Dennis J. Tietz
                                           ------------------------------------
                                           Dennis J. Tietz
                                           President and Director of
                                           Cronos Capital Corp. ("CCC")
                                           Principal Executive Officer of CCC

Date:  March 31, 1998


   Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Cronos Capital Corp., the managing general partner of the Registrant, in the capacities and on the dates indicated:

          Signature                            Title                            Date
          ---------                            -----                            ----
   /s/  Dennis J. Tietz              President and Director of
----------------------------           Cronos Capital Corp.                March 31, 1998
Dennis J. Tietz                         ("CCC") (Principal
                                            Executive
                                         Officer of CCC)

   /s/  John McDonald                 National Sales Manager
----------------------------              and Director of                  March 31, 1998
John McDonald                          Cronos Capital Corp.

   /s/  Peter Younger                       Director of
----------------------------           Cronos Capital Corp.                March 31, 1998
Peter Younger



                            SUPPLEMENTAL INFORMATION

   The Registrant's annual report will be furnished to its limited partners on or about April 30, 1998. Copies of the annual report will be concurrently furnished to the Commission for information purposes only, and shall not be deemed to be filed with the Commission.

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