Form 10-Q
period 1998-03-31
IEA MARINE CONTAINER INCOME FUND V-B
filed 1998-05-11
CIK 727048

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                       OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM__________TO __________


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]. No [ ].

                      IEA MARINE CONTAINER INCOME FUND V(B)

                  REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD
                              ENDED MARCH 31, 1998

                                TABLE OF CONTENTS



                                                                                PAGE
PART I - FINANCIAL INFORMATION

  Item 1. Financial Statements

          Balance Sheets - March 31, 1998 (unaudited) and December 31, 1997     4

          Statements of Operations for the three months ended March 31,
             1998 and 1997 (unaudited)                                          5

          Statements of Cash Flows for the three months ended
             March 31, 1998 and 1997 (unaudited)                                6

          Notes to Financial Statements (unaudited)                             7

  Item 2. Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                              10


PART II - OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K                                      15

                         PART I - FINANCIAL INFORMATION


  Item 1. Financial Statements

          Presented herein are the Registrant's balance sheets as of March 31, 1998 and December 31, 1997, statements of operations for the three months ended March 31, 1998 and 1997, and statements of cash flows for the three months ended March 31, 1998 and 1997.

                      IEA MARINE CONTAINER INCOME FUND V(B)

                                 BALANCE SHEETS

                                   (UNAUDITED)


                                                                             March 31,     December 31,
                                                                               1998           1997
                                                                            ----------      ----------
                    Assets
Current assets:
    Cash and cash equivalents, includes $237,498 at March 31, 1998 and
       $303,402 at December 31, 1997 in interest-bearing accounts           $  244,301      $  303,602
    Net lease receivables due from Leasing Company
       (notes 1 and 2)                                                          62,095          80,051
                                                                            ----------      ----------

           Total current assets                                                306,396         383,653
                                                                            ----------      ----------

Container rental equipment, at cost                                          1,951,883       2,089,802
    Less accumulated depreciation                                            1,366,314       1,462,861
                                                                            ----------      ----------
       Net container rental equipment                                          585,569         626,941
                                                                            ----------      ----------

                                                                            $  891,965      $1,010,594
                                                                            ==========      ==========

               Partners' Capital

Partners' capital:
    General partners                                                        $      496      $    1,682
    Limited partners                                                           891,469       1,008,912
                                                                            ----------      ----------

           Total partners' capital                                             891,965       1,010,594
                                                                            ----------      ----------

                                                                            $  891,965      $1,010,594
                                                                            ==========      ==========



   The accompanying notes are an integral part of these financial statements.

                      IEA MARINE CONTAINER INCOME FUND V(B)

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                         Three Months Ended
                                                      -----------------------
                                                      March 31,     March 31,
                                                        1998          1997
                                                      --------      --------
Net lease revenue (notes 1 and 3)                     $ 51,265      $ 92,676

Other operating expenses:
   Depreciation                                             --        36,811
   Other general and administrative expenses            11,246         8,597
                                                      --------      --------
                                                        11,246        45,408
                                                      --------      --------

     Earnings from operations                           40,019        47,268

Other income:
   Interest income                                       3,296         5,329
   Net gain on disposal of equipment                    20,239        50,160
                                                      --------      --------
                                                        23,535        55,489
                                                      --------      --------

     Net earnings                                     $ 63,554      $102,757
                                                      ========      ========

Allocation of net earnings:
   General partners                                   $ 15,009      $ 29,108
   Limited partners                                     48,545        73,649
                                                      --------      --------

                                                      $ 63,554      $102,757
                                                      ========      ========

Limited partners' per unit share of net earnings      $   2.83      $   4.30
                                                      ========      ========


   The accompanying notes are an integral part of these financial statements.

                      IEA MARINE CONTAINER INCOME FUND V(B)

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                     Three Months Ended
                                                  --------------------------
                                                  March 31,       March 31,
                                                    1998            1997
                                                  ---------       ---------
Net cash provided by operating activities         $  10,808       $  96,995

Cash flows provided by investing activities:
   Proceeds from disposal of equipment              112,074         159,190

Cash flows used in financing activities:
   Distribution to partners                        (182,183)       (346,733)
                                                  ---------       ---------

Net decrease in cash and cash equivalents           (59,301)        (90,548)


Cash and cash equivalents at January 1              303,602         493,149
                                                  ---------       ---------


Cash and cash equivalents at March 31             $ 244,301       $ 402,601
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

          As of March 31, 1998, 20% of the original equipment remained in the Partnership's fleet and was comprised of 478 twenty-foot, 115 forty-foot and 124 forty-foot high-cube marine dry cargo containers. Commencing in 1994, the Partnership's 11th year of operations, the Partnership began focusing its attention on the disposition of its fleet in accordance with another of its original investment objectives, realizing the residual value of its containers after the expiration of their economic useful lives, estimated to be between 10 to 15 years after placement in leased service. During this phase, the Partnership has actively disposed of containers within its fleet, while cash proceeds from equipment disposals, in addition to cash from operations, provided the cash flow for distributions to the limited partners. The Partnership, in its 15th year of operations, will continue to focus its attention during the remainder of 1998 on disposing of its remaining fleet.

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


(2)   Net Lease Receivables Due from Leasing Company

      Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, reimbursed administrative expenses and incentive fees payable to CCC and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at March 31, 1998 and December 31, 1997 were as follows:



                                                                     March 31,    December 31,
                                                                       1998          1997
                                                                     --------      --------
         Lease receivables, net of doubtful accounts of $24,324
           at March 31, 1998 and $14,451 at December 31, 1997        $139,774      $166,824
         Less:
         Direct operating payables and accrued expenses                42,050        40,242
         Damage protection reserve                                     16,447        16,977
         Base management fees                                           1,020         7,309
         Reimbursed administrative expenses                             1,837         2,003
         Incentive fees                                                16,325        20,242
                                                                     --------      --------

                                                                     $ 62,095      $ 80,051
                                                                     ========      ========


                                                                     (Continued)

                      IEA MARINE CONTAINER INCOME FUND V(B)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


(3)   Net Lease Revenue

      Net lease revenue is determined by deducting direct operating expenses, base management and incentive fees and reimbursed administrative expenses to CCC from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three-month periods ended March 31, 1998 and 1997 was as follows:


                                                    Three Months Ended
                                                  -----------------------
                                                  March 31,     March 31,
                                                    1998          1997
                                                  --------      --------
         Rental revenue                           $ 99,154      $159,002
         Less:
         Rental equipment operating expenses        18,061        18,152
         Base management fees                        6,930        11,217
         Reimbursed administrative expenses          6,572         7,574
         Incentive fees                             16,326        29,383
                                                  --------      --------

                                                  $ 51,265      $ 92,676
                                                  ========      ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

It is suggested that the following discussion be read in conjunction with the Registrant's most recent annual report on Form 10-K.

1) Material changes in financial condition between March 31, 1998 and December 31, 1997.

      December 31, 1997 marked the completion of the Registrant's 14th year of operations. At March 31, 1998, the Registrant operated only 20% of its original container fleet. Due to the declining cash flows from operations and sales proceeds from a rapidly diminishing fleet, the managing general partner has determined that it is in the best interest of the limited partners to dissolve the Partnership before such time that fixed operating costs exceed operating revenues. It is, therefore, the intent of the managing general partner to liquidate the remaining equipment in the fleet and wind up the Registrant's operations during the second quarter of 1998. The managing general partner is in active negotiations with qualified buyers who are interested in purchasing the remaining containers in the Registrant's fleet, and expects to agree on the terms of the purchase agreement near the end of the second quarter of 1998. When all of the equipment has been disposed and the Registrant's debt receivables and liabilities have been collected and discharged, the Partnership will then be dissolved. The managing general partner will then undertake a final distribution of the Registrant's assets to the limited partners and proceed to cancel the Certificate of Limited Partnership, thus terminating the Partnership.

      As discussed in the Registrant's report for the year ended December 31, 1997, the Registrant entered 1998 with a view towards accelerating the disposal of its fleet. During the first three months of 1998, the Registrant disposed of 62 containers as part of its ongoing container operations, contributing to a decline in the Registrant's operating results. At March 31, 1998, 20% of the original equipment remained in the Registrant's fleet, as compared to 21% at December 31, 1997, and was comprised of the following:


                                                                    40-Foot
                                              20-Foot    40-Foot   High-Cube
                                              -------    -------   ---------
            Containers on lease:
               Term leases                       34         6        12
               Master leases                    397        97        94
                                                ---       ---       ---
                   Subtotal                     431       103       106

         Containers off lease                    47        12        18
                                                ---       ---       ---

               Total container fleet            478       115       124
                                                ===       ===       ===


                                                                                                  40-Foot
                                                    20-Foot                40-Foot               High-Cube
                                                ----------------       ----------------       ----------------
                                                Units        %         Units        %         Units        %
                                                -----      -----       -----      -----       -----      -----
         Total purchases                        2,761        100%        719        100%        150        100%
              Less disposals                    2,283         83%        604         84%         26         17%
                                                -----      -----       -----      -----       -----      -----

         Remaining fleet at March 31, 1998        478         17%        115         16%        124         83%
                                                =====      =====       =====      =====       =====      =====

      The Registrant's diminishing fleet size and its related operating performance contributed to a 22% decline in net lease receivables at March 31, 1998, when compared to December 31, 1997. During the first quarter of 1998, distributions from operations and sales proceeds amounted to $182,183, reflecting distributions to the general and limited partners for the fourth quarter of 1997. This represents a decline from the $199,813 distributed during the fourth quarter of 1997, reflecting distributions for the third quarter of 1997. The Registrant's efforts to accelerate the disposal of the remaining fleet should produce lower operating results and, consequently, lower distributions to its partners in subsequent quarters.

      Market conditions that existed during 1997 persisted through the first quarter of 1998. Low container prices, favorable interest rates and the abundance of available capital continued to discourage ocean carriers and other transport companies from leasing containers at levels comparable to previous years. By the end of 1997, the volatility of the Hong Kong and other Asian financial markets began to negatively impact trade, shipping and container leasing. As a result, the Registrant's container utilization rate declined from 91% at December 31, 1997 to 89% at March 31, 1998. Per-diem rental rates continued to remain under pressure as a result of the following factors: start-up leasing companies offering new containers and low rental rates in an effort to break into the leasing market; established leasing companies reducing rates to very low levels; and a continuing oversupply of containers. These leasing market conditions impacted the Registrant's financial condition and operating performance during the first quarter of 1998.

2) Material changes in the results of operations between the three-month period ended March 31, 1998 and the three-month period ended March 31, 1997.

      Net lease revenue for the three-month period ended March 31, 1998 was $51,265, a decline of 45% from the same three-month period in the prior year. Approximately 32% of the Registrant's net earnings for the three-month period ended March 31, 1998 were from gain on disposal of equipment, as compared to 49% for the same three-month period in the prior year. As the Registrant continues to dispose of its containers in subsequent periods, net gain on disposal may fluctuate and should contribute significantly to the Registrant's net earnings.

      Gross rental revenue (a component of net lease revenue) for the three-month period ended March 31, 1998 was $99,154, reflecting a decline of 38% from the same three-month period in 1997. During 1997, gross rental revenue was primarily impacted by the Registrant's diminishing fleet size and a decline in per-diem rental rates. Average per-diem rental rates decreased approximately 10%, when compared to the same three-month period in the prior year. Utilization rates increased when compared to the same three-month period in the prior year, as the Registrant continued to dispose of containers, thereby reducing the number of off-hire containers within its fleet. The Registrant's average fleet size and utilization rates for the three-month periods ended March 31, 1998 and March 31, 1997 were as follows:


                                                                    Three Months Ended
                                                                    ---------------------
                                                                    March 31,   March 31,
                                                                      1998        1997
                                                                    ---------   ---------
         Average fleet size (measured in twenty-foot equivalent
             units (TEU))                                              990       1,479
         Average Utilization                                            91%         89%


      Rental equipment operating expenses were 18% of the Registrant's gross lease revenue during the three-month period ended March 31, 1998, as compared to 11% during the same three-month period in the prior year. Contributing to these increases was a charge of approximately $10,000 to further provide for and replenish the reserve for doubtful accounts. The Registrant's decision to dispose of its off-hire containers also contributed to lower rental equipment operating expenses, as well as lower base management and incentive fees. The Registrant's fleet became fully depreciated during the second quarter of 1997, contributing to the decline in depreciation expense.

      As reported in the Registrant's Current Report on Form 8-K and Amendment No. 1 to Current Report on Form 8-K, filed with the Commission on February 7, 1997 and February 26, 1997, respectively, Arthur Andersen, London, England, resigned as auditors of The Cronos Group, a Luxembourg Corporation headquartered in Orchard Lea, England (The "Parent Company"), on February 3, 1997.

      The Parent Company is the indirect corporate parent of CCC, the General Partner of the Registrant. In its letter of resignation to the Parent Company, Arthur Andersen stated that it resigned as auditors of the Parent Company and all other entities affiliated with the Parent Company. While its letter of resignation was not addressed to CCC, Arthur Andersen confirmed to CCC that its resignation as auditors of the entities referred to in its letter of resignation included its resignation as auditors of CCC and the Registrant.

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

      During the Registrant's 1995 fiscal year and the subsequent interim period preceding Arthur Andersen's resignation, there were no disagreements between CCC or the Registrant and Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

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

      In 1993, the Parent Company negotiated a credit facility (herinafter, the "Credit Facility") with several banks for the use of the Parent Company and its affiliates, including CCC. At December 31, 1996, approximately $73,500,000 in principal indebtedness was outstanding under the Credit Facility. As a party to the Credit Facility, CCC is jointly and severally liable for the repayment of all principal and interest owed under the Credit Facility. The obligations of CCC, and the five other subsidiaries of the Parent Company that are borrowers under the Credit Facility, are guaranteed by the Parent Company.

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

      The terms of the Agreement and its Amendment also provide for additional security over shares in the subsidiary of the Parent Company that owns the head office of the Parent Company's container leasing operations. They also provided for the loans to Stefan M. Palatin, the Chairman of the Parent Company (the "Chairman") and its Chief Executive Officer (and a Director of CCC), of approximately $5,990,000 and $3,700,000 (totaling approximately $9,690,000) to be restructured as obligations of the Chairman to another subsidiary of the Parent Company. These obligations have been collaterally assigned to the lending banks, together with the pledge of 1,000,000 shares of the Parent Company's Common Stock owned by the Chairman. These 1,000,000 shares represent 11% of the issued and outstanding shares of Common Stock of the Parent Company as of December 31, 1997. The shares of the Parent Company are traded on NASDAQ (CRNSF). (The Chairman, including the 1,000,000 shares pledged to the banks, owns approximately 55% of the issued and outstanding shares of Common Stock of the Parent Company as of December 31, 1997). Additionally, CCC granted the lending banks a security interest in the fees to which it is entitled for the services it renders to the container leasing partnerships of which it acts as general partner, including its fee income payable by the Registrant.

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

      Year 2000

      The Registrant relies upon the financial and operational systems provided by the Leasing company and its affiliates, as well as the systems provided by other independent third parties to service the three primary areas of its business: investor processing/maintenance; container leasing/asset tracking; and accounting finance. The Registrant has received confirmation from its third-party investor processing/maintenance vendor that their system is Year 2000 compliant. The Registrant does not expect a material increase in it vendor servicing fee to reimburse Year 2000 costs. Container leasing/asset tracking and accounting/finance services are provided to the Registrant by CCC and its affiliate, Cronos Containers Limited (the "Leasing Company"), pursuant to the respective Limited Partnership Agreement and Leasing Agent Agreement. CCC and the Leasing Company have initiated a program to prepare their systems and applications for the Year 2000. Preliminary studies indicate that testing, conversion and upgrading of system applications is expected to cost CCC and the Leasing Company less than $500,000. Pursuant to the Limited Partnership Agreement, CCC or the Leasing Company, may not seek reimbursement of data processing costs associated with the Year 2000 program. The financial impact of making these required system changes is not expected to be material to the Registrant's financial position, results of operations or cash flows.

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

                           PART II - OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

(a)   Exhibits

Exhibit
  No.                           Description                               Method of Filing
-------                         -----------                               ----------------
  3(a)     Limited Partnership Agreement of the Registrant, amended       *
           and restated as of October 27, 1983

  3(b)     Certificate of Limited Partnership of the Registrant           **

  27       Financial Data Schedule                                        Filed with this document


(b)   Reports on Form 8-K

      No reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 1998.





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



                                       IEA MARINE CONTAINER INCOME FUND V(B)

                                       By     Cronos Capital Corp.
                                              The Managing General Partner



                                       By  /s/ Dennis J. Tietz
                                           -------------------------------------
                                           Dennis J. Tietz
                                           President and Director of Cronos
                                           Capital Corp. ("CCC")
                                           Principal Executive Officer of CCC



Date: May 15, 1998

                                  EXHIBIT INDEX



Exhibit
  No.                           Description                               Method of Filing
-------                         -----------                               ----------------
  3(a)     Limited Partnership Agreement of the Registrant, amended       *
           and restated as of October 27, 1983

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