Form 10-Q
period 1998-09-30
IEA MARINE CONTAINER INCOME FUND V-B
filed 1998-11-12
CIK 727048

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                      IEA MARINE CONTAINER INCOME FUND V(B)

                  REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD
                            ENDED SEPTEMBER 30, 1998

                                TABLE OF CONTENTS

                                                                                                       PAGE
                                                                                                       ----
PART I -- FINANCIAL INFORMATION

  Item 1. Financial Statements

          Balance Sheets - September 30, 1998 (unaudited) and December 31, 1997                          4

          Statements of Operations for the three and nine months ended
          September 30, 1998 and 1997 (unaudited)                                                        5

          Statements of Cash Flows for the nine months ended September 30, 1998 and
          1997 (unaudited)                                                                               6

          Notes to Financial Statements (unaudited)                                                      7

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations         10

  Item 3. Quantitative and Qualitative Disclosures About Market Risk                                    11

PART II-- OTHER INFORMATION

  Item 1. Legal Proceedings                                                                             12

  Item 3. Defaults Upon Senior Securities                                                               13

  Item 5. Other Information                                                                             13

  Item 6. Exhibits and Reports on Form 8-K                                                              15

                         PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements

          Presented herein are the Registrant's balance sheets as of September 30, 1998 and December 31, 1997, statements of operations for the three and nine months ended September 30, 1998 and 1997, and statements of cash flows for the nine months ended September 30, 1998 and 1997.

                      IEA MARINE CONTAINER INCOME FUND V(B)

                                 BALANCE SHEETS

                                   (UNAUDITED)

                                                                                 September 30,     December 31,
                                                                                     1998              1997
                                                                                 -------------     ------------
                                       Assets

Current assets:
    Cash and cash equivalents, includes $862,985 at September 30, 1998 and
       $303,402 at December 31, 1997 in interest-bearing accounts                 $  863,085        $  303,602
    Net lease receivables due from Leasing Company
       (notes 1 and 2)                                                                13,603            80,051
                                                                                  ----------        ----------
           Total current assets                                                      876,688           383,653
                                                                                  ----------        ----------
Container rental equipment, at cost                                                       --         2,089,802
    Less accumulated depreciation                                                         --         1,462,861
                                                                                  ----------        ----------
       Net container rental equipment                                                     --           626,941
                                                                                  ----------        ----------
                                                                                  $  876,688        $1,010,594
                                                                                  ==========        ==========
                         Liabilities and Partners' Capital

Current liabilities:
    Accounts payable and accrued expenses                                         $  143,587        $       --
                                                                                  ----------        ----------

       Total current liabilities                                                     143,587                --
                                                                                  ----------        ----------

Partners' capital:
    General partners                                                                   1,450             1,682
    Limited partners                                                                 731,651         1,008,912
                                                                                  ----------        ----------
           Total partners' capital                                                   733,101         1,010,594
                                                                                  ----------        ----------
                                                                                  $  876,688        $1,010,594
                                                                                  ==========        ==========

   The accompanying notes are an integral part of these financial statements.

                      IEA MARINE CONTAINER INCOME FUND V(B)

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                             Three Months Ended                Nine Months Ended
                                                      -------------------------------   -----------------------------
                                                      September 30,     September 30,   September 30,   September 30,
                                                          1998              1997            1998            1997
                                                      -------------     -------------   -------------   -------------
Net lease revenue (expense) (notes 1 and 3)             $ (42,577)        $ 76,081        $ 65,612        $240,851

Other operating expenses:
    Depreciation                                               --               --              --          70,098
    Other general and administrative expenses               8,021            8,331          36,080          26,827
                                                        ---------         --------        --------        --------
                                                            8,021            8,331          36,080          96,925
                                                        ---------         --------        --------        --------
       Earnings (loss) from operations                    (50,598)          67,750          29,532         143,926

Other income:
    Interest income                                         3,723            3,568           9,698          13,156
    Net gain on disposal of equipment                     109,166           23,050         147,547         124,155
                                                        ---------         --------        --------        --------
                                                          112,889           26,618         157,245         137,311
                                                        ---------         --------        --------        --------
       Net earnings                                     $  62,291         $ 94,368        $186,777        $281,237
                                                        =========         ========        ========        ========
Allocation of net earnings:
    General partners                                    $  13,088         $ 22,153        $ 41,037        $ 75,255
    Limited partners                                       49,203           72,215         145,740         205,982
                                                        ---------         --------        --------        --------
                                                        $  62,291         $ 94,368        $186,777        $281,237
                                                        =========         ========        ========        ========
Limited partners' per unit share of net earnings        $    2.88         $   4.21        $   8.51        $  12.02
                                                        =========         ========        ========        ========

   The accompanying notes are an integral part of these financial statements.

                      IEA MARINE CONTAINER INCOME FUND V(B)

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                   Nine Months Ended
                                                            ---------------------------------
                                                            September 30,       September 30,
                                                                1998                1997
                                                            -------------       -------------
Net cash provided by operating activities                     $ 120,591           $ 284,823

Cash flows provided by investing activities:
    Proceeds from disposal of equipment                         903,162             399,575

Cash flows used in financing activities:
    Distribution to partners                                   (464,270)           (858,017)
                                                              ---------           ---------
Net increase (decrease) in cash and cash equivalents            559,483            (173,619)

Cash and cash equivalents at January 1                          303,602             493,149
                                                              ---------           ---------
Cash and cash equivalents at September 30                     $ 863,085           $ 319,530
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

          Commencing in 1994, the Partnership's 11th year of operations, the Partnership began focusing its attention on the disposition of its fleet in accordance with one of its original investment objectives, realizing the residual value of its containers after the expiration of their economic useful lives, estimated to be between 10 to 15 years after placement in leased service. The Partnership, in its 15th year of operations, has focused its attention on disposing of its remaining fleet. As of September 30, 1998, the remaining equipment in the Partnership's fleet was sold.

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

(2)   Net Lease Receivables Due from Leasing Company

      Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, reimbursed administrative expenses and incentive fees payable to CCC and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at September 30, 1998 and December 31, 1997 were as follows:

                                                                         September 30,     December 31,
                                                                             1998              1997
                                                                         -------------     ------------
          Lease receivables, net of doubtful accounts of $16,362
            at September 30, 1998 and $14,451 at December 31, 1997          $13,603          $166,824
          Less:
          Direct operating payables and accrued expenses                         --            40,242
          Damage protection reserve                                              --            16,977
          Base management fees                                                   --             7,309
          Reimbursed administrative expenses                                     --             2,003
          Incentive fees                                                         --            20,242
                                                                            -------          --------
                                                                            $13,603          $ 80,051
                                                                            =======          ========

                                                                     (Continued)

                      IEA MARINE CONTAINER INCOME FUND V(B)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


(3)   Net Lease Revenue

      Net lease revenue is determined by deducting direct operating expenses, base management and incentive fees and reimbursed administrative expenses to CCC from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue (expense) for the three and nine-month periods ended September 30, 1998 and 1997, was as follows:


                                                         Three Months Ended                Nine Months Ended
                                                   ------------------------------   -----------------------------
                                                   September 30,    September 30,   September 30,   September 30,
                                                       1998             1997            1998            1997
                                                   -------------    -------------   -------------   -------------
          Rental revenue                             $     --         $124,435        $191,333        $423,714
          Less:
          Rental equipment operating expenses              --           11,695          27,621          54,618
          Base management fees                          3,876            8,686          17,168          29,497
          Incentive fees                               35,928           22,201          67,475          79,009
          Reimbursed administrative expenses            2,773            5,772          13,457          19,739
                                                     --------         --------        --------        --------
                                                     $(42,577)        $ 76,081        $ 65,612        $240,851
                                                     ========         ========        ========        ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

It is suggested that the following discussion be read in conjunction with the Registrant's most recent annual report on Form 10-K.

1) Material changes in financial condition between September 30, 1998 and December 31, 1997.

      As discussed in prior quarterly reports, the managing general partner has focused its efforts on liquidating the remaining equipment in the fleet and winding up the Registrant's operations. The Registrant disposed of the balance of its container equipment during the first nine months of 1998, totaling 779 containers, equaling approximately 21% of the Registrant's original fleet of containers. During the second calendar quarter of 1998, CCC, as the managing general partner of the Registrant, sought bids from independent buyers of used containers for the remaining fleet of containers owned by the Registrant. The Registrant accepted the highest bid and sold its remaining 655 containers to an unrelated third party during the third calendar quarter of 1998 for $648,980 in cash. The sales price represented approximately 100% of the net book value, at June 30, 1998, of the containers sold. At the time of sale, at the buyer's request, CCC agreed to manage the containers sold under an equipment lease agreement with a term expiring August 31, 2001, subject to annual one-year renewal terms, unless the buyer or CCC elects not to renew the terms of the agreement. The terms of the management agreement were independently negotiated between the buyer and CCC.

      With the sale of the Registrant's remaining containers during the third calendar quarter of 1998, the Registrant's container operations have ceased. The Registrant is currently in the final phase of the liquidation and wind-up stage of operations, focusing on the collection of its lease receivables, a component of net lease receivables. The Registrant anticipates that the remaining net lease receivables will be collected and the liabilities discharged during the fourth quarter of 1998, or as soon as practicable. By year end, the Registrant will then undertake a final distribution to its partners and proceed to cancel the Certificate of Limited Partnership, thus terminating the Partnership. The Partnership will then be dissolved. The remaining cash balance at September 30, 1998 includes amounts reserved for expenses relating to the Registrant's final liquidation and subsequent dissolution.

2) Material changes in the results of operations between the three and nine-month periods ended September 30, 1998 and the three and nine-month periods ended September 30, 1997.

      At the beginning of 1998, the Registrant had 779 containers remaining in the fleet. These containers were disposed of during 1998. Accordingly, the Registrant's container operations ceased during the third quarter of 1998. Approximately 175% and 79%, respectively, of the Registrant's net earnings for the three and nine-month periods ended September 30, 1998, were from gain on disposal of equipment, as compared to 24% and 44%, respectively, for the same three and nine-month periods in the prior year. In the future, rental equipment operating expenses, a component of net lease revenue, will consist of costs associated with the recovery of the doubtful accounts of certain lessees, including legal expenses and the provision for doubtful accounts. General and administrative expenses included investor processing, tax, legal, and audit expenses.

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

         CCC further understands that Austrian authorities have initiated investigations of persons in addition to Mr. Palatin, including Mr. Weissenberger and Dr. Axel Friedberg. The investigations which remain pending have not resulted in any action being taken against Mr. Weissenberger, and he has informed the Parent Company that he does not believe that there is any basis for any action to be taken against him. Dr. Friedberg has been a non-executive director of the Parent Company since 1997. In August 1998, charges were presented against Dr. Friedberg. Dr. Friedberg has denied any wrongdoing and, on September 14, 1998, filed objections to the charges against him.

Item 3.  Defaults Upon Senior Securities

         See Item 5. Other Information.

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

         On June 30, 1998, the Parent Company entered into a third amendment (the "Third Amendment") to the Credit Facility. The Third Amendment became effective as of that date, subject to the satisfaction thereafter of various conditions, including: the Parent Company must deliver its audited financial statements for 1997 by a specified date and; on or prior to July 30, 1998, the Parent Company must furnish proof that any defaults under any other indebtedness have been waived and must also furnish various legal opinions, officers' certificates and other loan documentation. All of these conditions were fulfilled by August 14, 1998. Under the Third Amendment, the remaining principal amount of $36,800,000 will be amortized in varying monthly amounts commencing on July 31, 1998 with $26,950,000 due on September 30, 1998 and a final maturity date of January 8, 1999. The Parent Company did not repay the amount due on September 30, 1998. The directors of the Parent Company currently are holding discussions with the lenders to refinance or extend its debt that became due on September 30, 1998.

         The directors of the Parent Company also are pursuing alternative sources of financing to meet the amended repayment obligations under the Third Amendment. Failure to meet revised lending terms would constitute an event of default with the lenders. The declaration of an event of default would result in further defaults with other lenders under loan agreement cross-default provisions. Should a default of the term loans be enforced, the Parent Company and CCC may be unable to continue as going concerns.

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

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

      Exhibit
        No.                             Description                                   Method of Filing
      -------      --------------------------------------------------------       ------------------------
        3(a)       Limited Partnership Agreement of the Registrant, amended       *
                   and restated as of October 27, 1983

        3(b)       Certificate of Limited Partnership of the Registrant           **

        27         Financial Data Schedule                                        Filed with this document

(b)   Reports on Form 8-K

      No reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 1998.


------------

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


Date: November 13, 1998

                                  EXHIBIT INDEX

Exhibit
  No.                             Description                                   Method of Filing
-------      --------------------------------------------------------       ------------------------
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